Form 10-Q
period 1993-11-30
HEALTHTRUST INC THE HOSPITAL CO
filed 1994-01-11
CIK 826490

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

            QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


   For quarter ended November 30, 1993


   Commission file number 001-10915


                Healthtrust, Inc. - The Hospital Company

        (Exact name of registrant as specified in its charter)


            Delaware                             62-1234332

   (State or other jurisdiction of             (IRS Employer
    incorporation or organization)          Identification No.)


     4525 Harding Road
     Nashville, Tennessee                        37205
   (Address of principal executive             (Zip Code)
    offices)


                               (615) 383-4444

     Registrant's telephone number, including area code


                                Not Applicable

   Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

     Yes   X         No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.001 Par Value - 81,167,288 shares as of December 31, 1993.


   *********************************************************************

   INDEX

   HEALTHTRUST, INC. - THE HOSPITAL COMPANY



   PART I.   FINANCIAL INFORMATION                                   Page

   Item 1.     Financial Statements (Unaudited)

               Condensed consolidated balance sheets--
               November 30, 1993 and August 31, 1993                   3

               Condensed consolidated statements of
               operations--three months ended November 30,
               1993 and 1992                                           4


               Condensed consolidated statements of
               cash flows--three months ended November 30,
               1993 and 1992                                           5

               Notes to condensed consolidated
               financial statements                                    6

   Item 2.     Management's Discussion and Analysis of               7-11
               Financial Condition and Results of
               Operations


   PART II.    OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K                       12



   SIGNATURES                                                         13

   *********************************************************************

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                    HEALTHTRUST, INC. - THE HOSPITAL COMPANY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                          (Dollars in thousands)
                                              ------------------------------
                                                November 30,      August 31,
                                                   1993              1993
                                              ------------------------------
   CURRENT ASSETS
     Cash and cash equivalents                  $   167,416       $  151,346
     Accounts receivable, less allowances for
       doubtful accounts of $119,728 and $107,758   381,249          346,491
     Supplies                                        53,245           51,740
     Other current assets                            26,588          121,345
     TOTAL CURRENT ASSETS                           628,498          670,922


   PROPERTY, PLANT AND EQUIPMENT                  2,198,363        2,168,365
     Less accumulated depreciation                  629,550          600,853
                                                  1,568,813        1,567,512


   EXCESS OF PURCHASE PRICE OVER NET
     ASSETS ACQUIRED                                177,797          178,549
   OTHER ASSETS                                     113,899          119,730

     TOTAL ASSETS                               $ 2,489,007      $ 2,536,713



   CURRENT LIABILITIES
     Accounts payable                           $   79,254       $   109,545
     Other current liabilities                     243,690           342,274
       TOTAL CURRENT LIABILITIES                   322,944           451,819

   LONG-TERM DEBT                                  948,308           948,604
   DEFERRED INCOME TAXES                           160,064           133,385
   DEFERRED PROFESSIONAL LIABILITY RISKS           145,244           140,124
   OTHER LIABILITIES                               216,641           207,124


   STOCKHOLDERS' EQUITY
     Common Stock, $.001 par value;
     400,000,000 shares authorized,
     81,130,136 and 81,065,074 shares
     issued and outstanding                             81                81
     Paid-in capital                               827,357           826,350
     Deferred compensation                            (872)           (1,162)
     Retained deficit                             (130,760)         (169,612)
       STOCKHOLDERS' EQUITY                        695,806           655,657

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                  $ 2,489,007       $ 2,536,713


   See accompanying notes.
   **************************************************************************










                  HEALTHTRUST, INC. - THE HOSPITAL COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                (Dollars in thousands, except per share data)

                                            --------------------------------
                                             Three Months Ended November 30
                                                   1993              1992
                                            --------------------------------
Net operating revenue                           $  622,095       $  591,779
Costs and expenses:
    Hospital service costs:
       Salaries and benefits                       232,263          219,575
       Supplies                                     87,990           86,311
       Fees                                         64,716           65,984
       Other expenses                               65,740           58,655
       Bad debt expense                             43,590           33,451
                                                   494,299          463,976

     Depreciation and amortization                  34,620           33,113
     Interest                                       21,555           25,556
     Pension expense                                 9,928           11,584
     Deferred compensation expense                     290              870
     Other income (net)                             (5,450)          (3,156)
                                                   555,242          531,943

INCOME BEFORE MINORITY INTERESTS
   AND INCOME TAXES                                 66,853           59,836

Minority interests                                   1,442            3,364

INCOME BEFORE INCOME TAXES                          65,411           56,472

Income tax provision                                26,559           23,150

NET INCOME                                       $  38,852        $  33,322

Net income per share                             $    0.46        $    0.40

Shares used in computation of net
   income per share                             84,426,187       83,132,994


See accompanying notes.

****************************************************************************







               HEALTHTRUST, INC. - THE HOSPITAL COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (Dollars in thousands)

                                               ------------------------------
                                               Three Months Ended November 30
                                                     1993            1992
                                               ------------------------------
OPERATING ACTIVITIES
   Net income                                        $  38,852     $  33,322
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation                                    32,462        31,265
        Amortization                                     2,158         1,848
        Non-cash insurance expense                       5,120         3,211
        Pension expense                                  9,928        11,584
        Deferred compensation expense                      290           870
        Non-cash interest expense                          541           335
        Deferred tax expense                            26,559        23,150
        Increase in accounts and agency payables       (21,212)      (21,320)
        Decrease in accounts payable and accrued
          liabilities                                  (73,803)      (18,124)
        Other                                           (2,401)       (3,526)

NET CASH PROVIDED BY FINANCING ACTIVITIES               18,494        62,615

INVESTING ACTIVITIES
  Purchases of property, plant and equipment           (34,318)      (38,986)
  Proceeds from sales of property, plant and
    equipment                                           96,208         1,016
  Other                                                   (321)         (624)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     61,569       (38,594)

FINANCING ACTIVITIES
  Principal payments on long-term debt                 (65,000)     (328,750)
  Proceeds from long-term borrowings                                 300,000
  Payment of debt issuance costs                                      (4,419)
  Other                                                  1,007          (330)

NET CASH USED IN FINANCING ACTIVITIES                  (63,993)      (33,499)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        16,070        (9,478)

  Cash and cash equivalents at beginning of period     151,346       172,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 167,416     $ 163,122

Cash paid during the year for:
   Interest                                          $  41,232     $  30,463
   Income taxes                                         26,544         3,705


See accompanying notes.


*********************************************************************




                 HEALTHTRUST, INC. - THE HOSPITAL COMPANY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended November 30, 1993 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended August 31, 1993 (included in the Company's Annual Report on Form 10-K).

   Income Per Share

     Income per share has been computed by dividing the net income for each period by the weighted average number of shares and share equivalents outstanding during the applicable period, adjusted for stock splits.

     Fully diluted per share data is not presented since the effect would dilute earnings per share by less than three percent (3%).


   Subsequent Event - Acquisition of EPIC Holdings

     A definitive agreement has been approved by the boards of directors of both Healthtrust and EPIC, under which the shareholders of EPIC will receive $7.00 for each share of EPIC common stock (approximately $277 million in the aggregate) and Healthtrust will assume or refinance approximately $727 million of EPIC indebtedness.

     EPIC owns and operates 34 hospitals in 10 states and reported net operating revenue of $1,019.1 million and a net loss of $47.1 million for the fiscal year ended September
   30, 1993.  The transaction is expected to be completed by May
   1994 and will be recorded using the purchase method of accounting.


*******************************************************************


    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS



                      SELECTED OPERATING STATISTICS
                         (dollars in millions)

   Same Hospitals Operating Data (1):


                                             Three Months Ended November 30
                                         ------------------------------------
                                                                   % Increase
                                           1993             1992   (Decrease)
                                         ------------------------------------
   Number of Hospitals                       77               77
   Gross Revenue:
     Inpatient                           $626.4           $591.2        6.0%
     Outpatient                          $313.0           $268.6       16.5%
   Net Operating Revenue                 $587.9           $552.0        6.5%
   Hospital Service Costs                $460.7           $427.2        7.8%
   Patient Days                         345,106          360,879       -4.4%
   Adjusted Patient Days                517,576          524,863       -1.4%
   Admissions                            67,177           66,333        1.3%
   Adjusted Admissions                  100,749           96,475        4.4%
   Average Length of Stay (days)           5.14             5.44
   Occupancy Rate                         38.9%            40.5%
   Operating Margin                       21.6%            22.6%


   (1) The results of operations applicable to hospital acquisitions and dispositions have been excluded.



   General

     The Company continues to experience gross and net operating revenue increases and the Company's results of operations continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. While admissions increased 1.3%, patient days declined 4.4% due to a reduction in the average length of stay from 5.44 days to 5.14 days. The Company has been able to achieve increases in net operating revenue due to the higher utilization of outpatient and ancillary services, general price increases and an increased severity of illness for the patients admitted. Although the Company's net operating revenue has grown in each period, the impact of price increases and increases in patient acuity have been partially offset by the increasing proportion of revenue derived from fixed payment sources, including Medicare and Medicaid (approximately 43% and 40%, for the quarters ended November 30, 1993 and 1992, respectively, of the Company's net operating revenue was related to Medicare and Medicaid patients).

     The growth in outpatient services is expected to continue as procedures currently being performed on an inpatient basis become available on an outpatient basis through continuing advances in pharmaceutical and medical technologies. The redirection of certain procedures to an outpatient basis has also been influenced by pressures from payors to direct certain procedures from inpatient care to outpatient care. While the Company expects the growth in outpatient services to continue, the rate of increase is expected to decline.

     The Company expects Medicare and Medicaid revenue to continue to increase due to the general aging of the population and the expansion of state Medicaid programs. The Medicare program reimburses the Company's hospitals primarily based on established rates that are dependant on each patient's diagnosis, regardless of the provider's cost to treat the patient or the length of time the patient stays in the hospital. The Medicare program's established rates are indexed for inflation annually, but these increases have historically been less than both the actual inflation rate and the Company's increases to its standard charges.

     Insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are negotiating the amounts they will pay health care providers, rather than paying the providers standard prices. This leads to these purchasers of health care services becoming managed care payors, similar to HMO's and PPO's, in virtually all markets and making it increasingly difficult for providers to maintain their historical net revenue growth trends.

     The Congress is currently reviewing various proposals for comprehensive health care reform. The reform proposals contain coverage guarantees, benefits standards and cost control mechanisms. The Company cannot predict what reforms the Congress will adopt, when such reforms will be implemented or the resulting implications for providers, at this time. However, the Company believes that the delivery of primary care, emergency care, obstetrical services and rehabilitative services, on a local basis, to rural and suburban markets will be an integral component of any strategy for controlling health care costs and the Company believes it is well positioned to provide these services.



   Three Months Ended November 30, 1993 and 1992

     Net operating revenue for the Company's hospitals for the quarter ended November 30, 1993, increased 5.1% to $622.1 million, while same hospitals net operating revenue increased 6.5%. Gross revenue during the quarter ended November 30, 1993, increased 7.3% due to a 14.8% increase in gross outpatient revenue and a 3.9% increase in gross inpatient revenue. On a same hospitals basis, gross revenue increased 9.3% compared to the prior year, due to a 16.5% increase in gross outpatient revenue and a 6.0% increase in gross inpatient revenue. In each case, gross revenue grew faster than net operating revenue, primarily because the patient mix became more heavily weighted to Medicare, Medicaid and specialty unit patients (for which reimbursement rate increases have been less than implemented price increases) and increased utilization by managed care programs.

     Costs of hospital services (salaries and benefits, fees, supplies, bad debt expense and other expenses) for the quarter ended November 30, 1993 increased 6.5%. The 5.1% increase in net operating revenue and 6.5% increase in the costs of hospital services resulted in the operating margin declining from 21.6% for the quarter ended November 30, 1992 to 20.5% for the quarter ended November 30, 1993. Salaries and benefits, the largest component of hospital services, increased 5.8%. Supplies expense declined from 14.6% of net operating revenue for the quarter ended November 30, 1992 to 14.1% of net operating revenue for the quarter ended November 30, 1993, primarily resulting from the Company's efforts to consolidate vendors and negotiate contracts on a consolidated basis. Bad debt expense increased from 5.7% to 7.0% of net operating revenue for the quarters ended November 30, 1992 and 1993, respectively. The increase in bad debt expense relates to higher than average bad debt expense for the hospitals the Company acquired during fiscal 1993 and the implementation of a new patient accounting system in certain facilities, which diverted time from the routine hospital business office function of collecting accounts receivable.

     Interest expense declined $4.0 million for the quarter ended November 30, 1993. This decrease was primarily due to lower interest rates on the Company's variable rate debt and reductions in the total amount of debt outstanding.

     Income before income taxes increased $8.9 million due primarily to (i) reductions in interest expense ($4.0 million), pension expense ($1.7 million) and minority interests ($1.9 million) and (ii) an increase in other income of $2.3 million.

     The Company generated $18.5 million of cash flows from operations during the quarter ended November 30, 1993. This represented a $44.1 million decrease in cash flows provided by operations compared to the prior year. The most significant component of this decrease was a $55.7 million change in accounts payable and accrued liabilities (accounts payable were reduced by $30.3 million and accrued interest was reduced by $18.2 million due to payments made during the quarter).


   Liquidity and Capital Resources

     The Company began fiscal 1994 with a strong balance
   sheet; cash totaled $151.3 million; total assets were $2.537 billion; stockholders' equity had climbed to $655.7 million; and debt as a percentage of total capital was reduced to 59% from 66% the previous year. These improvements were achieved through 1) strong cash flows provided by operations; 2)
   the refinancing of the Company's bank credit agreement under more favorable terms; and 3) the refinancing of approximately $270 million of high cost debt securities with $300 million of lower cost 8 3/4% fixed rate subordinated debentures.

     Cash provided from operations continued to satisfy all of the Company's working capital, capital expenditure and debt principal payment requirements.

     The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and Champus programs), private insurance carriers, employers, managed care programs and patients. During the quarter ended November 30, 1993, approximately 43% of the Company's net operating revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenue and receivables from government agencies are significant to the Company's operations, but the Company does not believe that there are any significant credit risks associated with these government agencies. The Company does not believe that there are any other significant concentrations of revenue from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

     The Company is primarily self-insured for professional and general liability risks. The unfunded reserve for professional and general liability risks was $161.1 million at November 30, 1993. Payments of professional and general liability claims aggregated $2.9 million for the quarter ended November 30, 1993. The Company does not believe that the payment of these self-insured risks will have any significant impact on the Company's liquidity or working capital.

     At December 31, 1993, the Company had outstanding delayed term loans of $167.0 million (after a $65.0 million prepayment during September 1993) and approximately $192 million of credit available under the 1992 Credit Agreement.

     During fiscal 1993, the Company acquired five hospital facilities in Tennessee and Texas for an aggregate purchase price of $90.1 million. During October 1993, the Company signed a letter of intent to acquire three hospitals in Utah from the Holy Cross Health System Corporation and a letter of intent to acquire Nashville Memorial Hospital in Nashville, Tennessee. These transactions are not expected to be completed until the second quarter of fiscal 1994.

     During August 1993, the Company sold one hospital facility in Houston, Texas for approximately $85.1 million.
   The proceeds from this sale were received in September 1993.

     During 1993, the Company spent $219.5 million (excluding the five facilities acquired) for capital expenditures, primarily to renovate and add new equipment and technology to existing facilities. The Company intends to continue to invest in its existing facilities and in new facilities within its existing health care business and capital expenditures for fiscal 1994 are expected to be approximately $230 million (capital expenditures for the quarter ended November 30, 1993 were $34.3 million). The Company may seek to sell certain of its hospitals from time to time. Management does not consider the sale of any assets to be necessary to repay the Company's indebtedness or to provide working capital. The Company's cash, cash expected to be generated from operations and available sources of capital are believed by management to be adequate to finance its planned future growth.

     Management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations in the future should provide sufficient liquidity to meet all cash requirements for at least the next year without substantial additional borrowings. In addition, the Company believes, based on current internal long-term projections of future results of operations, that it will be able to satisfy its current and expected obligations as they become due without incurring substantial additional indebtedness, and that satisfaction of such obligations will not prevent the Company from meeting liquidity requirements for operations and capital expenditures. However, there can be no assurance that future developments in the health care industry or general economic trends will not adversely affect the Company's operations or its ability to meet such obligations.


**************************************************************************





   PART II.    OTHER INFORMATION

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   (a)         The following exhibit is included herein:
               (11) Statement re:  Computation of Earnings Per Share

   (b) The Company did not file any reports on Form 8-K during the three months ended November 30, 1993.





****************************************************************************

                             SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Healthtrust, Inc. - The Hospital Company
                              (Registrant)


   January 10, 1994         /S/ R. Clayton McWhorter
         Date                   R. Clayton McWhorter
                                Chairman of the Board,
                                Chief Executive Officer and President


   January 10, 1994         /S/ Kenneth C. Donahey
         Date                   Kenneth C. Donahey
                                Senior Vice President and Controller
                                Chief Accounting Officer

*****************************************************************************