Form 10-Q
period 1994-02-28
HEALTHTRUST INC THE HOSPITAL CO
filed 1994-04-05
CIK 826490

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended February 28, 1994


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

     Common  Stock, $.001 Par Value - 81,223,177 shares as of
     March 25, 1994.

                                 INDEX
                HEALTHTRUST, INC. - THE HOSPITAL COMPANY



PART I.   FINANCIAL INFORMATION                                        Page

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets--
          February 28, 1994 and August 31, 1993                         3

          Condensed consolidated statements of
          operations--three months and six months
          ended February 28, 1994 and 1993                              4

          Condensed consolidated statements of
          cash flows--six months ended February 28,
          1994 and 1993                                                 5

          Notes to condensed consolidated
          financial statements                                          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                 7-12


PART II.  OTHER INFORMATION


Item 4.   Submission of matters to a vote of security
          holders                                                      13

Item 6.   Exhibits and reports on Form 8-K                             13



SIGNATURES                                                             14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

HEALTHTRUST, INC. - THE HOSPITAL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)


                                                           February 28            August 31
                                                              1994                  1993
CURRENT ASSETS
   Cash and cash equivalents                             $    159,750            $  151,346
   Accounts receivable, less allowances for
      doubtful accounts of  $128,281 and  $107,758            392,122               346,491
   Supplies                                                    54,512                51,740
   Other current assets                                        30,082               121,345
   TOTAL CURRENT ASSETS                                       636,466               670,922


PROPERTY, PLANT AND EQUIPMENT                               2,243,721             2,168,365
   Less accumulated depreciation                              660,167               600,853
                                                            1,583,554             1,567,512


EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED             177,464               178,549
OTHER ASSETS                                                  118,348               119,730

                                      TOTAL ASSETS       $  2,515,832            $2,536,713



CURRENT LIABILITIES
   Accounts payable                                      $     77,741            $  109,545
   Other current liabilities                                  267,143               342,274
                         TOTAL CURRENT LIABILITIES            344,884               451,819

LONG-TERM DEBT                                                931,422               948,604
DEFERRED INCOME TAXES                                         133,552               133,385
DEFERRED PROFESSIONAL LIABILITY RISKS                         148,889               140,124
OTHER LIABILITIES                                             212,639               207,124


STOCKHOLDERS' EQUITY
   Common Stock, $.001 par value; 400,000,000 shares
      authorized 81,221,108 and 81,065,074 shares
      issued and outstanding                                       81                    81
   Paid-in capital                                            828,330               826,350
   Deferred compensation                                         (581)               (1,162)
   Retained deficit                                           (83,384)             (169,612)
                              STOCKHOLDERS' EQUITY            744,446               655,657

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  2,515,832            $2,536,713


See accompanying notes.


HEALTHTRUST, INC. - THE HOSPITAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                 Three Months Ended February 28   Six Months Ended February 28
                                     1994             1993             1994             1993

Net operating revenue            $  652,521       $  597,884      $ 1,274,616      $ 1,189,663
Costs and expenses:
  Hospital service costs:
    Salaries and benefits           236,182          218,271         468,445          437,846
    Supplies                         90,960           84,611         178,950          170,922
    Fees                             68,361           65,716         133,077          131,700
    Other expenses                   66,014           54,805         131,754          113,460
    Bad debt expense                 45,150           38,562          88,740           72,013
                                    506,667          461,965       1,000,966          925,941

  Depreciation and amortization      35,058           31,808          69,678           64,921
  Interest                           20,715           25,309          42,270           50,865
  Pension expense                    10,614           11,482          20,542           23,066
  Deferred compensation expense         291            2,130             581            3,000
  Other income (net)                 (3,229)          (3,101)         (8,679)          (6,257)
                                    570,116          529,593       1,125,358        1,061,536

    INCOME BEFORE MINORITY
    INTERESTS AND INCOME TAXES       82,405           68,291         149,258          128,127

Minority interests                    2,647            4,026           4,089            7,390

    INCOME BEFORE INCOME TAXES       79,758           64,265         145,169          120,737

Income tax provision                 32,382           26,330          58,941           49,480

    NET INCOME                   $   47,376       $   37,935      $   86,228       $   71,257

Net income per share             $     0.56       $     0.45      $     1.02       $     0.85

Shares used in computation
  of net income per share        84,878,164       83,676,464      84,639,121       83,413,692


See accompanying notes.



HEALTHTRUST, INC. - THE HOSPITAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                                             Six Months Ended February 28
                                                                 1994              1993
OPERATING ACTIVITIES
   Net income                                               $   86,228         $   71,257
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                              65,372             61,271
      Amortization                                               4,306              3,650
      Non-cash insurance expense                                 8,765              4,882
      Pension expense accrual                                   20,542             23,066
      Increase in accounts and agency receivables              (39,989)           (24,982)
      Decrease in accounts payable and accrued liabilities     (62,476)           (10,683)
      Other                                                     (5,456)            (9,950)

   NET CASH PROVIDED BY OPERATING ACTIVITIES                    77,292            118,511

INVESTING ACTIVITIES
   Purchases of property, plant and equipment                  (83,709)           (87,465)
   Proceeds from sales of property, plant and equipment         97,948             29,760
   Other                                                        (3,407)            (4,647)

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      10,832            (62,352)

FINANCING ACTIVITIES
   Principal payments on long-term debt                        (81,700)          (351,250)
   Proceeds from long-term borrowings                                             300,000
   Payment of debt issuance costs                                                  (4,618)
   Other                                                         1,980             (2,921)

   NET CASH USED IN FINANCING ACTIVITIES                       (79,720)           (58,789)

   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              8,404             (2,630)

   Cash and cash equivalents at beginning of period            151,346            172,600

                CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  159,750         $  169,970

Cash paid during the year for:
   Interest                                                 $   44,551         $   48,325
   Income taxes                                                 92,272             53,126


See accompanying notes.


                 HEALTHTRUST, INC. - THE HOSPITAL COMPANY

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months and six months ended February 28, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended August 31, 1993 (included in the Company's Annual Report on Form 10-K).

Income Per Share

     Income per share has been computed by dividing net income for each period by the weighted average number of shares and share equivalents outstanding during the applicable period, adjusted for stock splits.

     Fully diluted per share data is not presented since the effect would dilute earnings per share by less than three percent (3%).

Acquisition of EPIC Holdings

     Healthtrust entered into an agreement on January 9, 1994 to acquire EPIC Holdings, Inc. The agreement provides for the EPIC shareholders to receive $7.00 for each share of EPIC common stock (approximately $278 million in the aggregate) and Healthtrust will assume or refinance approximately $733 million of EPIC indebtedness. Healthtrust filed registration statements with the SEC to offer $200 million of Subordinated Notes and 5.2 million shares of common stock on February 25, 1994. The proceeds from these offerings will be utilized in financing the EPIC acquisition.

     EPIC owns and operates 34 hospitals in 10 states and reported net operating revenue of $272.5 and $1,019.1 million and net losses of $8.3 and $47.1 million for the three months ended December 31, 1993 and fiscal year ended September 30, 1993, respectively. The transaction is expected to be completed by May 1994 and will be recorded using the purchase method of accounting.


       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS

                     SELECTED OPERATING STATISTICS
                         (DOLLARS IN MILLIONS)

Same Hospitals Operating Data (1):
                                  Three Months Ended February 28,             Six Months Ended February 28,
                                                          % Increase                                   %Increase
                                      1994         1993   (Decrease)              1994         1993   (Decrease)
Number of Hospitals                     77           77                             77           77
Gross Revenue:
   Inpatient                        $691.9       $622.7       11.1%           $1,318.3     $1,213.9        8.6%
   Outpatient                       $310.9       $271.1       14.7%             $623.9       $539.7       15.6%
Net Operating Revenue               $617.1       $572.4        7.8%           $1,205.0     $1,124.4        7.2%
Hospital Service Costs              $470.6       $440.0        7.0%             $931.4       $867.2        7.4%
Admissions                          73,240       68,733        6.6%            140,417      135,066        4.0%
Adjusted Admissions                106,123       98,641        7.6%            206,872      195,116        6.0%
Patient Days                       384,056      376,892        1.9%            729,162      737,771       -1.2%
Adjusted Patient Days              556,673      540,921        2.9%          1,074,249    1,065,784        0.8%
Average Length of Stay (days)         5.24         5.48                           5.19         5.46
Occupancy Rate                        44.1%        42.8%                          41.4%        41.6%
Operating Margin                      23.7%        23.1%                          22.7%        22.9%



(1)The results of operations applicable to hospital acquisitions and dispositions have been excluded.



General

     The Company continues to experience gross and net operating revenue increases and the Company's results of operations continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. While admissions for the six months ended February 28, 1994 increased 4.0%, patient days declined 1.2% due to a reduction in the average length of stay from 5.46 days to 5.19 days. The Company has been able to achieve increases in net operating revenue due to the higher utilization of outpatient and non-acute specialty services, general price increases and an increased severity of illness for the patients admitted. Although the Company's net operating revenue has grown in each period, the impact of price increases and increases in patient acuity have been partially offset by the increasing proportion of revenue derived from fixed payment sources, including Medicare and Medicaid (approximately 44% and 41%, for the six months ended February 28, 1994 and 1993, respectively, of the Company's net operating revenue was related to Medicare and Medicaid patients).

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

Three Months Ended February 28, 1994 and 1993

     Net operating revenue for the Company's hospitals for the quarter ended February 28, 1994, increased 9.1% to $652.5 million, while same hospitals net operating revenue increased 7.8%. Gross revenue during the quarter ended February 28, 1994, increased 10.5% due to a 15.9% increase in gross outpatient revenue and an 8.2% increase in gross inpatient revenue. On a same hospitals basis, gross revenue increased 10.8% compared to the prior year, due to a 14.7% increase in gross outpatient revenue and an 11.1% increase in gross inpatient revenue. In each case, gross revenue grew faster than net operating revenue, primarily because the patient mix continues to become more heavily weighted to Medicare, Medicaid and specialty unit patients (for which reimbursement rate increases have been less than implemented price increases) and increased utilization by managed care programs.

     Costs of hospital services (salaries and benefits, fees, supplies, bad debt expense and other expenses) for the quarter ended February 28, 1994 increased 9.7%. The 9.1% increase in net operating revenue and 9.7% increase in the costs of hospital services resulted in the operating margin declining from 22.7% for the quarter ended February 28, 1993 to 22.4% for the quarter ended February 28, 1994. Salaries and benefits, the largest component of hospital services, declined from 36.5% to 36.2% of net operating revenue for the quarters ended February 28, 1993 and 1994, respectively. Supplies expense declined from 14.2% to 13.9% of net operating revenue, primarily resulting from the Company's efforts to standardize supplies and negotiate contracts with vendors on a consolidated basis. Bad debt expense increased from 6.4% to 6.9% of net operating revenue. The increase in bad debt expense relates primarily to higher than average bad debt expense for the hospitals the Company acquired during fiscal 1993.

     Interest expense declined $4.6 million for the quarter ended February 28, 1994. This decrease was due to both lower interest rates on the Company's variable rate debt and reductions in the total amount of debt outstanding.

     Income before income taxes increased $15.5 million due primarily to
(i) an increase of $9.9 million in net operating revenue less hospital service costs and (ii) reductions in interest expense ($4.6 million), deferred compensation expense ($1.8 million ) and minority interests ($1.4 million).

Six Months Ended February 28, 1994 and 1993

     Net operating revenue for the Company's hospitals for the six months ended February 28, 1994, increased 7.1% to $1,274.6 million, while same hospitals net operating revenue increased 7.2%. Gross revenue during the six months ended February 28, 1994, increased 7.4% due to a 15.9% increase in gross outpatient revenue and an 8.2% increase in gross inpatient revenue. On a same hospitals basis, gross revenue increased 10.8% compared to the prior year, due to a 15.6% increase in gross outpatient revenue and an 8.6% increase in gross inpatient revenue.

     Costs of hospital services (salaries and benefits, fees, supplies, bad debt expense and other expenses) for the six months ended February 28, 1994 increased 8.1%. The 7.1% increase in net operating revenue and 8.1% increase in the costs of hospital services resulted in the operating margin decreasing from 22.2% for the six months ended February 28, 1993 to 21.5% for the six months ended February 28, 1994. Salaries and benefits, the largest component of hospital services, were 36.8% of net operating revenue for both six-month periods. Supplies expense was reduced from 14.4% to 14.0% of net operating revenue for the six months ended February 28, 1994, reflecting the benefits of the Company's efforts to standardize supplies and consolidate vendors. Fees declined from 11.1% to 10.4% of net operating revenue due to decreased usage of contractual labor for both nursing services and departmental administration. Other expenses increased from 9.5% to 10.3% of net operating revenue, due primarily to higher expenditures for physician recruiting and employee travel. Bad debt expense has increased from 6.0% to 7.0% of net operating revenues, resulting primarily from higher than average expense at the facilities acquired during fiscal 1993.

     Income before income taxes increased $24.4 million due primarily to a $9.9 million increase in net operating revenue less hospital service costs, an $8.6 million reduction in interest expense and a $3.3 million decline in minority interests.

     The Company generated $77.3 million of cash flows from operations during the six months ended February 28, 1994. This represented a $41.2 million decrease in cash flows provided by operations compared to the prior year. The decline in cash flows was due to changes in current assets and liabilities (a $51.8 million decrease in accounts payable and accrued liabilities and a $15.0 million increase in receivables), which offset the $15.0 million improvement in net income.

Liquidity and Capital Resources

     The Company began fiscal 1994 with a strong balance sheet; cash totaled $151.3 million; total assets were $2.537 billion; stockholders' equity had climbed to $655.7 million; and debt as a percentage of total capital was reduced to 59% from 66% the previous year. At February 28, 1994, stockholders equity had increased to $744.4 million and debt as a percentage of capital had been reduced to 56%. These improvements were achieved primarily through strong earnings and cash flows provided by operations.

     Cash provided from operations continued to satisfy all of the Company's working capital, capital expenditure and debt principal payment requirements.

     The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and Champus programs), private insurance carriers, employers, managed care programs and patients. During the six months ended February 28, 1994, approximately 44% of the Company's net operating revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenue and receivables from government agencies are significant to the Company's operations, but the Company does not believe that there are any significant credit risks associated with these government agencies. The Company does not believe that there are any other significant concentrations of revenue from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

     The Company is primarily self-insured for professional and general liability risks. The unfunded reserve for professional and general liability risks was $164.9 million at February 28, 1994. Payments of professional and general liability claims aggregated $7.1 million for the six months ended February 28, 1994. The Company does not believe that the payment of these self-insured risks will have any significant impact on the Company's liquidity or working capital.

     At March 31, 1994, the Company had $150.3 million of outstanding term loans and approximately $192 million of credit available under the 1992 Credit Agreement.

     During fiscal 1993, the Company acquired five hospital facilities in Tennessee and Texas for an aggregate purchase price of $90.1 million. During October 1993, the Company signed a letter of intent to acquire three hospitals in Utah from the Holy Cross Health System Corporation and a letter of intent to acquire Nashville Memorial Hospital in Nashville, Tennessee. These transactions were originally expected to be completed during the second quarter of fiscal 1994, but the FTC's review of the Holy Cross transaction and certain litigation related to the Nashville Memorial transaction have delayed the expected consummation dates and the Company now expects the Nashville Memorial acquisition to be completed during the third quarter of fiscal 1994. On March 22, 1994, the Federal Trade Commission voted to challenge the sale of the Holy Cross Health Services facilities to the Company and the Company is currently considering its available options regarding the Utah facilities.

     On January 9, 1994 the Company entered into an agreement to acquire EPIC Holdings, Inc. EPIC owns and operates 34 general acute care hospitals and owns and manages certain specialty medical programs and services. The Company expects the acquisition of EPIC will require approximately $278 million to acquire the outstanding EPIC common stock and approximately $790 million (including related fees and expenses) to purchase and/or redeem certain EPIC outstanding debt securities.

     The Company plans to finance the acquisition and redemption of the EPIC stock and debt by using cash on hand (approximately $200 million, combined), the proceeds from an offering of 5.2 million shares of Healthtrust common stock (approximately $150 million), the proceeds from an offering of subordinated debt (approximately $200 million) and borrowings under a proposed new bank credit agreement. On a pro forma basis, the acquisition and related financing will increase stockholders' equity by approximately $145 million and the ratio of debt to total capitalization will increase to approximately 67%.

     During 1993, the Company spent $219.5 million for capital expenditures (excluding the five facilities acquired), primarily to renovate and add new equipment and technology to existing facilities. The Company intends to continue to invest in its existing facilities and in new facilities within its existing health care business, and capital expenditures (excluding hospital acquisitions) for fiscal 1994 are expected to be approximately $230 million (capital expenditures for the quarter and six months ended February 28, 1994 were $49.4 million and $83.7 million, respectively). The Company may seek to sell certain of its hospitals from time to time. Management does not consider the sale of any assets to be necessary to repay the Company's indebtedness or to provide working capital. The Company's cash, cash expected to be generated from operations and available sources of capital are believed by management to be adequate to finance its planned future growth.

     Management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations in the future should provide sufficient liquidity to meet all cash requirements for at least the next year without substantial additional borrowings (other than the borrowings to finance the EPIC acquisition). In addition, the Company believes, based on current internal long-term projections of future results of operations, that it will be able to satisfy its current and expected obligations as they become due without incurring substantial additional indebtedness, and that satisfaction of such obligations will not prevent the Company from meeting liquidity requirements for operations and capital expenditures. However, there can be no assurance that future developments in the health care industry or general economic trends will not adversely affect the Company's operations or its ability to meet such obligations.

PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Shareholders was held on January 13, 1994. the following members were elected to the Company's Board of Directors to serve as Class III Directors until the annual meeting following the Company's fiscal year ending August 31, 1996 and until their successors are elected and qualified.

                                     VOTES              VOTES
          NOMINEE                   IN FAVOR           WITHHELD
          R. Clayton McWhorter     50,458,084           280,642
          W. Hudson Connery, Jr.   50,464,062           274,664
          Harry N. Beaty, MD       50,472,937           265,789


          The results of the voting on the motion to ratify the selection of Ernst & Young as the Company's independent auditors for the fiscal year ending August 31, 1994 were; 50,348,643 common shares were voted for ratification, 149,797 shares were voted against ratification and 240,286 shares abstained from voting.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibit is included herein:
          (11) Statement re:  Computation of Earnings Per Share

     (b) The Company filed a current report on Form 8-K dated January 10, 1994 to disclose the signing of an agreement under which Healthtrust will acquire EPIC Holdings, Inc. No financial statements were filed with the Form 8-K.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Healthtrust, Inc. - The Hospital Company
                              (Registrant)


April  5, 1994      /S/ R. Clayton McWhorter
    Date                R. Clayton McWhorter
                        Chairman of the Board,
                        Chief Executive Officer and President


April  5, 1994      /S/ Kenneth C. Donahey
    Date                Kenneth C. Donahey
                        Senior Vice President and Controller
                        Chief Accounting Officer