Form 10-Q
period 1994-05-31
HEALTHTRUST INC THE HOSPITAL CO
filed 1994-07-08
CIK 826490

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended May 31, 1994


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

     Common  Stock, $.001 Par Value - 90,715,242 shares as of
     June 30, 1994.

***********************************************************************
                               INDEX

                HEALTHTRUST, INC. - THE HOSPITAL COMPANY



PART I.   FINANCIAL INFORMATION                                        Page

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets--
          May 31, 1994 and August 31, 1993                              3

          Condensed consolidated statements of
          operations--three months and nine months
          ended May 31, 1994 and 1993                                   4

          Condensed consolidated statements of
          cash flows--nine months ended
          May 31, 1994 and 1993                                         5

          Notes to condensed consolidated
          financial statements                                          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                 8-13


PART II.  OTHER INFORMATION


Item 6.   Exhibits and reports on Form 8-K                             14



SIGNATURES                                                             15

***************************************************************************
















PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HEALTHTRUST, INC. - THE HOSPITAL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)
                                                              May 31,           August 31
                                                               1994               1993
CURRENT ASSETS
   Cash and cash equivalents                            $      62,920         $  151,346
   Accounts receivable, less allowances for
      doubtful accounts of  $171,382 and  $107,758            578,391            346,491
   Supplies                                                    80,935             51,740
   Other current assets                                        41,462            121,345
   TOTAL CURRENT ASSETS                                       763,708            670,922


PROPERTY, PLANT AND EQUIPMENT                               2,918,762          2,168,365
   Less accumulated depreciation                              699,191            600,853
                                                            2,219,571          1,567,512

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED             780,339            178,549
OTHER ASSETS                                                  148,547            119,730

                                      TOTAL ASSETS      $   3,912,165         $ 2,536,713

CURRENT LIABILITIES
   Accounts payable                                     $     113,935         $  109,545
   Other current liabilities                                  402,647            342,274
                         TOTAL CURRENT LIABILITIES            516,582            451,819

LONG TERM DEBT                                              1,727,553            948,604
DEFERRED INCOME TAXES                                         139,795            133,385
DEFERRED PROFESSIONAL LIABILITY RISKS                         214,607            140,124
OTHER LIABILITIES                                             328,710            207,124


STOCKHOLDERS' EQUITY
   Common Stock, $.001 par value; 400,000,000 shares authorized,
      90,713,830 and 81,065,074 shares issued and outstand         91                 81
   Paid-in capital                                          1,022,853            826,350
   Deferred compensation                                         (290)            (1,162)
   Retained deficit                                           (37,736)          (169,612)
                              STOCKHOLDERS' EQUITY            984,918            655,657

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   3,912,165        $ 2,536,713

See accompanying notes.

                                 - 3 -
*******************************************************************************

HEALTHTRUST, INC. - THE HOSPITAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)
                                  Three Months Ended May 31      Nine Months Ended May 31
                                       1994          1993           1994            1993
Net operating revenue             $  753,515   $   596,726      $ 2,028,131    $ 1,786,389
Costs and expenses:
    Hospital service costs:
       Salaries and benefits         286,452       220,227          754,897        658,073
       Supplies                      105,577        85,790          284,527        256,712
       Fees                           82,339        67,774          215,416        199,474
       Other expenses                 80,105        59,132          211,859        172,592
       Bad debt expense               43,360        33,161          132,100        105,174
                                     597,833       466,084        1,598,799      1,392,025

    Depreciation and amortization     41,658        31,437          111,336         96,358
    Interest                          28,402        27,501           70,672         78,366
    ESOP/Pension expense              10,535         9,399           31,077         32,465
    Deferred compensation expense        291           432              872          3,432
    Other income (net)                (5,066)       (4,152)         (13,745)       (10,409)
                                     673,653       530,701        1,799,011      1,592,237

       INCOME BEFORE MINORITY
       INTERESTS, INCOME TAXES
       AND EXTRAORDINARY CHARGE       79,862        66,025          229,120        194,152

Minority interests                     1,527         2,634            5,616         10,024

       INCOME BEFORE INCOME
       TAXES AND EXTRAORDINARY
       CHARGE                         78,335        63,391          223,504        184,128

Income tax provision                  32,687        26,003           91,628         75,483

       NET INCOME BEFORE
       EXTRAORDINARY CHARGE           45,648        37,388          131,876        108,645

Extraordinary charge on early
    extinguishment of debt
    (net of tax benefit)                            12,710                          12,710

       NET INCOME                 $   45,648   $    24,678      $   131,876    $    95,935

Earnings per share:
    Before extraordinary charge   $     0.52   $      0.45      $      1.54    $      1.30
    Extraordinary charge                              0.15                            0.15

Net income per share              $     0.52   $      0.30      $      1.54    $      1.15

Shares used in computation of
    net income per share           87,467,103    83,411,840       85,790,571     83,412,608

See accompanying notes.

                                 - 4 -
*******************************************************************************

HEALTHTRUST, INC. - THE HOSPITAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
                                                                Nine Months Ended May 31
                                                                1994                1993
OPERATING ACTIVITIES
   Net income                                               $  131,876         $   95,935
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                             103,487             90,833
      Amortization                                               7,849              5,525
      Non-cash insurance expense                                11,674              9,285
      Pension expense                                           18,994              1,034
      Deferred compensation expense                                872              3,432
      Non-cash interest expense                                  1,732              1,458
      Extraordinary charge                                                         12,710
      Increase in accounts and agency receivables              (24,109)            (3,050)
      Decrease in accounts payable and accrued liabilities     (51,435)           (19,411)
      Other                                                    (10,600)            (2,894)

   NET CASH PROVIDED BY OPERATING ACTIVITIES                   190,340            194,857

INVESTING ACTIVITIES
   Purchases of property, plant and equipment                 (124,909)          (132,749)
   Purchases of facilities                                    (971,004)           (80,852)
   Proceeds from sales of property, plant and equipment         97,948             37,558
   Other                                                       (17,164)            (9,846)

   NET CASH USED IN INVESTING ACTIVITIES                    (1,015,129)          (185,889)

FINANCING ACTIVITIES
   Principal payments on long-term debt                       (297,000)          (912,406)
   Proceeds from long-term borrowings                          872,000            832,000
   Proceeds from common stock issuance                         162,172
   Payment of debt issue costs                                 (11,454)            (9,118)
   Other                                                        10,645             (2,921)

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         736,363            (92,445)

   DECREASE IN CASH AND CASH EQUIVALENTS                       (88,426)           (83,477)

   Cash and cash equivalents at beginning of period            151,346            172,600

                CASH AND CASH EQUIVALENTS AT END OF PERIOD  $   62,920         $   89,123

Cash paid during the year for:
   Interest                                                 $   87,951         $   91,780
   Income taxes                                                 97,982             70,082

See accompanying notes.

                                 - 5 -

*******************************************************************************





                HEALTHTRUST, INC. - THE HOSPITAL COMPANY

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months and nine months ended May 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended August 31, 1993 (included in the Company's Annual Report on Form 10-K).


Acquisition of EPIC Holdings

     The Company completed its acquisition of EPIC Holdings, Inc. (EPIC) on May 5, 1994 (effective May 1, 1994 for accounting purposes). EPIC owns and operates 34 hospitals in 10 states.

     EPIC shareholders received $7.00 for each share of EPIC common stock (approximately $249.4 million in the aggregate) and the Company refinanced approximately $670 million and assumed approximately $40 million of EPIC indebtedness. The acquisition was financed through the public offering of 5,980,000 shares of Healthtrust common stock at $28.25 per share, the public offering of $200 million of 10 1/4% Subordinated Notes, borrowings under the Company's bank credit agreement and cash on hand.

     The acquisition is being accounted for as a purchase and EPIC's results of operations are included in the Company's consolidated financial statements for periods subsequent to April 30, 1994. The purchase price is being allocated to the assets acquired and liabilities assumed based upon their respective fair values. Such allocations will be based upon valuations that have not been finalized. Accordingly, the purchase price allocation in the accompanying balance sheet is preliminary and, among other things, reflects no adjustments to historical cost for property, plant and equipment and deferred taxes. Goodwill resulting upon the completion of the purchase price allocation process will be amortized over 40 years using the straight-line method.

     The following unaudited pro forma information has been prepared assuming the acquisition occurred at the beginning of the periods presented (dollars in thousands, except per share data).

                            Three Months            Nine Months
                            Ended May 31            Ended May 31
                            1994     1993        1994          1993

Net operating revenue    $944,842  $850,751   $2,776,492    $2,540,816
Net income before
   extraordinary charge  $ 42,534  $ 36,819   $  125,107    $  105,775
Net income               $ 42,534  $  9,228   $  125,107    $   77,614

Earnings per share:
   Net income before
    extraordinary charge $   0.46  $   0.32   $     1.37    $     1.18
   Net income            $   0.46  $   0.10   $     1.37    $     0.87


     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any operational efficiencies that might be obtained from combined operations.


Income Per Share

     Income per share has been computed by dividing net income for each period by the weighted average number of shares and share equivalents outstanding during the applicable period, adjusted for stock splits.

     Fully diluted per share data is not presented since the effect would dilute earnings per share by less than three percent (3%).

****************************************************************************

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SELECTED OPERATING STATISTICS
(DOLLARS IN MILLIONS)


Same Hospitals Operating Data (1):
                                Three Months Ended May 31,                  Nine Months Ended May 31,
                                                         % Increase                                 % Increase
                                      1994         1993  (Decrease)               1994         1993 (Decrease)
Number of Hospitals                     77           77                             77           77
Gross Revenue:
   Inpatient                        $673.7       $639.1        5.4%           $1,992.0     $1,853.0        7.5%
   Outpatient                       $339.4       $290.8       16.7%             $963.3       $830.5       16.0%
Net Operating Revenue               $617.8       $580.3        6.5%           $1,822.8     $1,704.6        6.9%
Hospital Service Costs              $482.9       $453.3        6.5%           $1,414.2     $1,320.5        7.1%
Admissions                          72,375       70,700        2.4%            212,792      205,766        3.4%
Adjusted Admissions                108,818      102,872        5.8%            315,690      297,988        5.9%
Patient Days                       370,078      384,041       -3.6%          1,099,240    1,121,812       -2.0%
Adjusted Patient Days              556,543      558,814       -0.4%          1,630,792    1,624,598        0.4%
Average Length of Stay (days)         5.11         5.43                           5.17         5.45
Occupancy Rate                        40.9%        42.8%                          41.2%        42.0%
Operating Margin                      21.8%        21.9%                          22.4%        22.5%



<F1>The results of operations applicable to hospital acquisitions and dispositions have been excluded.



General

     The Company continues to experience gross and net operating revenue increases and the Company's results of operations continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. While admissions for the same hospitals for the nine months ended May 31, 1994 increased 3.4%, patient days declined 2.0% due to a reduction in the average length of stay from 5.45 days to 5.17 days. The Company has been able to achieve increases in net operating revenue due to the higher utilization of outpatient and non-acute specialty services, general price increases and an increased severity of illness for the patients admitted. Although the Company's net operating revenue has grown in each period, the impact of providing additional services, price increases and increases in patient acuity have been partially offset by the increasing proportion of revenue derived from fixed payment sources, including Medicare and Medicaid (approximately 45% and 42%, for the nine months ended May 31, 1994 and 1993, respectively, of the Company's net operating revenue was related to Medicare and Medicaid patients).

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


Three Months Ended May 31, 1994 and 1993

     Net operating revenue for the Company's hospitals for the quarter ended May 31, 1994, increased 26.3% (11.1% excluding EPIC) to $753.5 million, while same hospitals net operating revenue increased 6.5%. Gross revenue during the quarter ended May 31, 1994, increased 30.2% (14.9% excluding EPIC) due to a 42.2% (22.8% excluding EPIC) increase in gross outpatient revenue and an 24.2% (11.5% excluding EPIC) increase in gross inpatient revenue. On a same hospitals basis, gross revenue increased 9.0% compared to the prior year, due to a 16.7% increase in gross outpatient revenue and a 5.4% increase in gross inpatient revenue. In each case, gross revenue grew faster than net operating revenue, primarily because the patient mix continues to become more heavily weighted to Medicare, Medicaid and specialty unit patients (for which reimbursement rate increases have been less than implemented price increases) and increased utilization by managed care programs.

     Costs of hospital services (salaries and benefits, fees, supplies, bad debt expense and other expenses) for the quarter ended May 31, 1994 increased 28.3%. The 26.3% increase in net operating revenue and 28.3% increase in the costs of hospital services resulted in the operating margin declining from 21.9% for the quarter ended May 31, 1993 to 20.7% for the quarter ended May 31, 1994. This decline in margin related primarily to the EPIC facilities and other 1993 and 1994 acquired facilities as the same hospitals operating margin declined from 21.9% to 21.8% for the quarter ended May 31, 1994. Salaries and benefits, the largest component of hospital services, increased from 36.8% to 37.2% of net operating revenue for the quarters ended May 31, 1993 and 1994, respectively. Supplies expense declined from 14.4% to 14.0% of net operating revenue, primarily resulting from the Company's efforts to standardize supplies and negotiate contracts with vendors on a consolidated basis. Bad debt expense increased from 5.8% to 6.5% of net operating revenue. The increase in bad debt expense relates primarily to higher than average bad debt expense for the hospitals the Company acquired during fiscal 1993 and 1994.

     Interest expense declined $7.7 million for the quarter ended May 31, 1994. This decrease was due to both lower interest rates Company's variable rate debt and reductions in the total amount of debt outstanding for the first two months of the quarter. Interest expense increased during May due to the additional debt required to complete the EPIC acquisition.

     Income before income taxes and extraordinary charge increased $14.9 million due primarily to an increase of $25.0 million in net operating revenue less hospital service costs and a $10.2 million increase in depreciation and amortization.


Nine Months Ended May 31, 1994 and 1993

     Net operating revenue for the Company's hospitals for the nine months ended May 31, 1994, increased 13.5% (9.0% excluding EPIC) to $2,028.1 million, while same hospitals net operating revenue increased 6.9%. Gross revenue during the nine months ended May 31, 1994, increased 17.2% (10.9% excluding EPIC) due to a 24.8% (18.0% excluding EPIC) increase in gross outpatient revenue and an 13.6% (9.1% excluding EPIC) increase in gross inpatient revenue. On a same hospitals basis, gross revenue increased 10.2% compared to the prior year, due to a 16.0% increase in gross outpatient revenue and a 7.5% increase in gross inpatient revenue.

     Costs of hospital services (salaries and benefits, fees, supplies, bad debt expense and other expenses) for the nine months ended May 31, 1994 increased 14.9%. The 13.5% increase in net operating revenue and 14.9% increase in the costs of hospital services resulted in the operating margin decreasing from 22.1% for the nine months ended May 31, 1993 to 21.2% for the nine months ended May 31, 1994. Salaries and benefits, the largest component of hospital services, increased from 36.8% to 37.2% of net operating revenue for nine months ended May 31, 1994, due to higher than average expense at the facilities acquired during fiscal 1994. Supplies expense was reduced from 14.4% to 14.0% of net operating revenue for the nine months ended May 31, 1994, reflecting the benefits of the Company's efforts to standardize supplies and consolidate vendors. Fees declined from 11.2% to 10.6% of net operating revenue due to decreased usage of contractual labor for both nursing services and departmental administration. Other expenses increased from 9.7% to 10.5% of net operating revenue, due primarily to higher expenditures for physician recruiting and employee travel. Bad debt expense has increased from 5.8% to 6.5% of net operating revenues, resulting primarily from higher than average expense at the facilities acquired during fiscal 1993 and 1994.

     Income before income taxes and extraordinary charge increased $39.4 million due primarily to a $35.0 million increase in net operating revenue less hospital service costs, a $15.0 million increase in depreciation and amortization, a $7.7 million reduction in interest expense and a $4.4 million decline in minority interests.

     The Company generated $190.3 million of cash flows from operations during the nine months ended May 31, 1994. This represented a $4.5 million decrease in cash flows provided by operations compared to the prior year. The decline in cash flows was due to changes in current assets and liabilities (a $32.0 million decrease in accounts payable and accrued liabilities and a $21.1 million increase in receivables), which offset the $35.9 million improvement in net income.


Liquidity and Capital Resources

     The Company began fiscal 1994 with a strong balance sheet; cash totaled $151.3 million; total assets were $2.537 billion; stockholders' equity had climbed to $655.7 million; and debt as a percentage of total capital was reduced to 59% from 66% the previous year. At May 31, 1994, stockholders equity had increased to $984.9 million, debt as a percentage of capital had increased to 64% due to borrowings used to complete the EPIC acquisition and total assets had increased to $3.912 billion.

     To finance the acquisition of EPIC, the Company, (i) completed offerings of 5,980,000 shares of its common stock (at $28.25/share, resulting in net proceeds of approximately $162 million) and $200 million of 10 1/4% Subordinated Notes due 2004, and (ii) entered into a new bank credit agreement (the "1994 Credit Agreement") which provides to the Company the capacity to borrow up to an aggregate of $1.2 billion. The components of the 1994 Credit Agreement are, (i) a revolving facility in the aggregate amount of $400 million, which is available to use for acquisitions, working capital and general corporate needs, (ii) a term loan facility in the amount of $415 million, which was available to repay amounts outstanding under the Company's previous bank credit facility and to complete tender offers for certain EPIC debt securities and (iii) a declining delayed term loan facility in the amount of $385 million, which is available to use to redeem certain EPIC debt securities and for acquisitions.

     Loans under the 1994 Credit Agreement bear interest at fluctuating rates equal, at the Company's option, to either (a) an alternate base rate plus 50 basis points or (b) a reserve-adjusted LIBOR rate plus 150 basis points. Loans under the term loan facility are subject to semiannual repayment requirements commencing on the six-month anniversary of the borrowings and loans under the delayed term facility are subject to semiannual repayment requirements commencing on the two year anniversary of the borrowings. All loans under the 1994 Credit Agreement must be repaid in full no later than May 2001.

     At June 30, 1994, the Company had approximately $483.9 million of credit available under the 1994 Credit Agreement (net of outstanding loans of $692.0 million and approximately $24.1 million in letters of credit).

     During fiscal 1993, the Company acquired five hospital facilities in Tennessee and Texas for an aggregate purchase price of $90.1 million. During October 1993, the Company signed a letter of intent to acquire three hospitals in Utah from the Holy Cross Health System Corporation and a letter of intent to acquire Nashville Memorial Hospital in Nashville, Tennessee. Nashville Memorial was acquired during April 1994, but on March 22, 1994, the Federal Trade Commission voted to challenge the sale of the Holy Cross Health Services facilities to the Company and the Company is currently considering its available options regarding the Utah facilities.

     During 1993, the Company spent $219.5 million for capital expenditures (excluding the five facilities acquired), primarily to renovate and add new equipment and technology to existing facilities. The Company intends to continue to invest in its existing facilities and in new facilities within its existing health care business, and capital expenditures (excluding hospital acquisitions) for fiscal 1994 are expected to be approximately $230 million (capital expenditures for the quarter and nine months ended May 31, 1994 were $41.2 million and $124.9 million, respectively). The Company may seek to sell certain of its hospitals from time to time. Management does not consider the sale of any assets to be necessary to repay the Company's indebtedness or to provide working capital.

     The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and Champus programs), private insurance carriers, employers, managed care programs and patients. During the nine months ended May 31, 1994, approximately 45% of the Company's net operating revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenue and receivables from government agencies are significant to the Company's operations, but the Company does not believe that there are any significant credit risks associated with these government agencies. The Company does not believe that there are any other significant concentrations of revenue from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

     The Company is primarily self-insured for professional and general liability risks. The unfunded reserve for professional and general liability risks was $243.5 million at May 31, 1994. Payments of professional and general liability claims aggregated $12.7 million for the nine months ended May 31, 1994. The Company does not believe that the payment of these self-insured risks will have any significant impact on the Company's liquidity or working capital.

     Management believes that, based upon its analysis of the Company's financial condition, the cash flow generated from operations in the future should provide sufficient liquidity to meet all cash requirements for at least the next year without substantial additional borrowings (other than the borrowings to finance acquisitions). In addition, the Company believes, based on current internal long-term projections of future results of operations, that it will be able to satisfy its current and expected obligations as they become due without incurring substantial additional indebtedness, and that satisfaction of such obligations will not prevent the Company from meeting liquidity requirements for operations and capital expenditures. However, there can be no assurance that future developments in the health care industry or general economic trends will not adversely affect the Company's operations or its ability to meet such obligations.

*****************************************************************************


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibit is included herein:
          (11) Statement re:  Computation of Earnings Per Share

     (b) The Company filed a current report on Form 8-K dated May 5, 1994 to disclose the completion of Healthtrust's acquisition of EPIC Holdings, Inc. Financial Statements of EPIC Holdings, Inc. and Pro Forma Financial Statements were filed with the Form 8-K.



******************************************************************************
                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Healthtrust, Inc. - The Hospital Company
                              (Registrant)


July 8, 1994        /S/ R. Clayton McWhorter
    Date                R. Clayton McWhorter
                        Chairman of the Board,
                        Chief Executive Officer and President


July 8, 1994        /S/ Kenneth C. Donahey
    Date                Kenneth C. Donahey
                        Senior Vice President and Controller
                        Chief Accounting Officer

****************************************************************************