Form 10-K
period 1994-08-31
HEALTHTRUST INC THE HOSPITAL CO
filed 1994-11-23
CIK 826490

PART I

Item 1.                     Business

The Company

Healthtrust, Inc. - The Hospital Company ("Healthtrust" or the "Company") is one of the largest providers of health care services in the United States, delivering a full range of inpatient, outpatient and other health care services principally through its affiliated hospitals. At October 31, 1994, the Company operated
116 acute care hospitals, all of which are owned or leased by the Company through its subsidiaries or joint venture arrangements. The Company is also an investor, through joint ventures, in four other acute care hospitals. The Company's affiliated hospitals are located in rural, suburban and urban communities in 22 southern and western states. The Company's affiliated hospitals generally provide a full range of inpatient and outpatient health care services, including medical/surgical, diagnostic, obstetric, pediatric and emergency services. Many of the Company's affiliated hospitals also offer certain specialty programs and services, including occupational medicine programs, home health care services, skilled nursing services, physical therapy programs, rehabilitation services, alcohol and drug dependency programs and selected mental health services. The health care services provided by each hospital are based upon the local demand for such services and the ability to provide such services on a competitive basis.

The Company was incorporated in 1985 as a subsidiary of Hospital Corporation of America (together with its subsidiaries, "HCA", a predecessor of Columbia/HCA
Healthcare Corporation) and had no significant assets, liabilities or operations prior to its formation in September 1987 through the acquisition of a group of hospitals and related assets from HCA. In February
1994, HCA merged with Columbia Hospital Corporation to form Columbia/HCA Healthcare Corporation ("Columbia").


Recent Events

On October 4, 1994, the Company, Columbia and COL
Acquisition Corporation, a wholly-owned subsidiary of Columbia ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Merger Sub will merge with and into the Company and the Company will survive as a wholly-owned subsidiary of Columbia (the "Merger"). Upon the effectiveness of the Merger, each outstanding share of Healthtrust common stock will be converted into the right to receive 0.88 of a share of Columbia common stock. Consummation of the Merger is subject to certain conditions, including, among others, approval by the shareholders of the Company and Columbia and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust
Improvements Act of 1976. Shareholders meetings to vote on the proposed merger transaction are anticipated during the first quarter of 1995.

After the merger, Columbia will own and operate 311 hospitals with approximately 60,000 licensed beds and 125 outpatient centers in 37 states and 2 foreign countries. The combined companies will have approximately 170,000 employees and total assets and annual revenues of over $15 billion. It is anticipated that by leveraging the economies of scale and collective strengths and efficiencies resulting from the combination, the Merger will enhance each Company's strategy of controlling healthcare costs while maintaining quality patient care.

Strategy

The Company's principal objective is to be a significant and growing provider of low cost, high quality health care services in the markets in which it operates. Although the means of achieving this objective will vary depending upon the local market and the relative position of the Company's affiliated hospitals and other health care businesses in that market, the strategies employed generally include (i) expanding market share through improvements in quality and reductions in cost for existing services and through the provision of new or expanded services to meet underserved needs, (ii) participating in quality health care delivery networks through affiliations, joint ventures, partnerships and other arrangements with physicians, other hospitals and providers of other health care related services, (iii) continuously improving operating and financial performance, and (iv) developing the resources needed by management to operate more effectively in the changing health care environment. In addition, the Company has pursued and will continue to pursue other opportunities to grow through the acquisition, construction or development of hospital facilities or other health care related businesses that are or can be positioned competitively in their markets.

Consistent with the Company's strategy, in May 1994
Healthtrust acquired EPIC Holdings, Inc. ("EPIC
Holdings" and, together with its subsidiaries, "EPIC")(the "EPIC Acquisition"). EPIC is a health care services provider that owns and operates 32 general acute care hospitals providing inpatient, outpatient and other specialty services in 10 southern and western states. During fiscal 1994, the Company also acquired
Nashville Memorial Hospital in Madison, Tennessee, Holy
Cross-Jordan Valley Hospital in Jordan Valley, Utah and
St. Benedict's Hospital in Ogden, Utah. These acquisitions enhance the Company's presence in geographic areas it presently serves and provide access to new markets. In addition, the acquisitions will allow the Company to expand its health care delivery capabilities in such areas as home health care, geropsychiatric care, rehabilitation services and physical therapy services, thereby enhancing the Company's development of integrated health care delivery networks designed to provide a full range of health care services to managed care plans, self-insured employers and government payors.

In connection with the EPIC Acquisition, the Company completed (i) the public offering of $200 million aggregate principal amount of 10 1/4% Subordinated Notes due 2004 and 5,980,000 shares of Common Stock (par value $.001 per share) and (ii) the refinancing of the Company's bank credit facility to provide for aggregate commitments of up to $1.2 billion.

The Company operates its affiliated hospitals and other health care businesses in three general types of market settings: (i) small rural areas where the Company's hospital is the only hospital in its community, (ii) other generally rural areas where the Company's hospital is one of two or three hospitals in its community, and (iii) urban and suburban areas where the Company's facility or facilities compete with a larger number of other providers in the market. Approximately
37% of the Company's affiliated hospitals are located in small rural communities, approximately 22% are located in communities with two or three hospital providers and approximately 41% of the Company's hospitals are located in urban and suburban areas.

To meet the Company's objectives in the smaller rural areas, the Company's affiliated hospitals generally work in cooperation with local physicians and the community to identify underserved needs and to meet those needs in a cost effective manner. Examples include the establishment of rural health clinics and home health agencies, the introduction of new clinical technologies and the recruitment of physicians to these communities. In addition, such hospitals, together with their local physicians, network with larger tertiary care facilities to provide easy access to specialized services which cannot be efficiently provided in the rural community. In areas where the Company's affiliated hospital has one or two hospital competitors in the community, the Company's affiliated hospitals work closely with their physicians to position themselves as the lower cost, higher quality provider in the community. Such facilities expand or add services to gain market share and network with larger tertiary hospitals and other providers to give patients access to a broad continuum of care including those services not provided by the local Healthtrust affiliated facility. In urban and suburban areas, the Company's affiliated hospitals have formed or jointed physician hospital organizations ("PHOs") medical service organizations ("MSOs") and other networks of quality health care providers in order to offer one package, to the buyers of care, a full range of health care services over a broader geographic area. In some markets, such networks may also develop programs for sharing the financial risk of health care delivery.

Each of the Company's affiliated hospitals has also implemented, and will continue to implement, programs to maintain and enhance the range and quality of its health care services. The Company uses patient and physician surveys, employee training and education programs relating to continuous quality improvement methods and incentive compensation programs to enhance the quality of care in its hospitals. The Company's hospitals continue to focus on new or expanded programs and cooperative relationships, affiliations and agreements with its physicians to assist the hospitals staff physicians in developing their practices based on the physicians' needs and the needs of the community.
Such programs and cooperative relationships, like PHOs and MSOs, also assist the hospitals and their staff physicians in responding to the expected increased significance of managed care purchasers in their markets. Each hospital also has implemented physician recruitment programs to increase and improve the availability of physician services in the local market and many now offer a variety of practice management services to assist physicians in establishing and managing their practices.

As part of the Company's strategy to increase its market share by expanding its health care service delivery capabilities, the Company has focused principally on the expansion and improvement of outpatient facilities and services to take advantage of improved technologies and treatments, and on the expansion of service delivery capability in such areas as home health care services, skilled nursing care, rehabilitation services, emergency care, women's health services, cardiology, less invasive surgery, diagnostics, occupational medicine programs, physical therapy programs, preventative care services, wellness services and other areas of specialized care for which there is a defined need in the local community. In implementing such programs, the Company works with members of the local communities in which its hospitals are located, especially local physicians and employers, to be sure that these new services meet the communities needs.

To further the Company's objectives, the Company's affiliated hospitals continue to develop their ability to efficiently deliver services to patients covered by managed care contracts or by government payors providing a fixed reimbursement for services. In order to increase net revenue from these managed care and government payors, many of the Company's affiliated hospitals have developed (i) improved negotiation and tracking methods for managed care contracts, (ii) improved patient management and reporting procedures,
(iii) programs for the collection and sharing of utilization and patient-mix data with physicians, other providers, employers and payors and (iv) strategic networking relationships with physicians, other providers, employers and/or managed care programs serving the local communities in which the Company's hospitals are located.

Each of the Company's affiliated hospitals also continue to implement a variety of cost reduction programs. Such programs have included and are expected to continue to include (i) more careful control of staffing levels and expense, (ii) the renegotiation of purchasing contracts and revision of purchasing practices to take better advantage of volume purchasing and low cost, quality products, (iii) more controlled use of contract nursing, (iv) more efficient billing and collection procedures, (v) more effective management of the Company's own medical benefit costs and (vi) the reduction or elimination of certain services that no longer efficiently meet the needs of the community. In addition, the Company's cost reduction programs are increasingly focused on better management of resource consumption. Since physicians control what services or supplies are ordered for a particular patient, the Company has made available to its physicians better clinical and other information to help improve the efficiency and cost-effectiveness of their practices. Similarly, the Company's facilities are focused on the use of more generic pharmaceutical and surgical supplies and the general simplification of supplies to only a limited variety of low cost, quality products. With respect to labor expense, many of the Company's hospitals are redesigning the manner in which clinical and administrative work is performed, changing the mix of skills required for various tasks and consolidating traditionally fragmented departments within the hospital.

The Company believes these and other programs along with price increases have contributed, in part, to the growth of the Company's net operating revenue, which increased from $1,856.9 million in fiscal 1990 to $2,970.0 million in fiscal 1994, and the improvement in the operating margin from 19.9% for fiscal 1990 to 20.5% for fiscal 1994.

The Company believes that the success of each of its hospitals is directly related to the quality of its local management teams and other hospital employees.
The initiative, responsibility and accountability of the local management teams have been emphasized through significant incentive compensation programs based primarily on the financial performance of, and the quality of care delivered by, each hospital.
Similarly, the Company promotes the concept of employee-ownership through its retirement program to improve employee responsiveness and efficiency in delivering services to patients and physicians and in implementing the hospitals' programs. The Company's retirement program owns approximately 28% of the Common
Stock outstanding.

In addition, the Company believes that it must continue to develop and have access to the tools local management needs to operate effectively in the changing health care environment. The Company has invested, and expects to continue to invest, in new or improved information systems designed to provide better information concerning clinical outcomes, resource consumption and the cost of services provided.
Similarly, the Company has developed or is developing the resources and expertise both within the Company and with preferred outside vendors to manage its existing and new services more efficiently.

Hospital Operations

The Company's hospitals generally operate in different geographical markets and, consequently, under differing market conditions. Approximately 28% of the Company's hospitals are located in Texas and approximately 34% are located in Florida, Louisiana, Tennessee and Utah.

Each Company hospital is managed on a day-to-day basis by a hospital chief executive officer. The medical, professional and ethical practices (including the performance of medical and surgical procedures) of each of the Company's hospitals generally are supervised and regulated by the hospital's Board of Trustees, (which includes practicing physicians, members of the community and representatives of Company management), and by the hospital's medical staff. The Company provides a variety of management services to its hospitals, the most significant of which include information systems support, national purchasing contracts, physician recruitment assistance, government reimbursement assistance, strategic planning and central financial and other systems.

The following table sets forth certain operating statistics of the Company's hospitals for each of the periods indicated.

                                          Year Ended August 31,
                                    1994         1993       1992      1991        1990
                                            (Dollars in millions)

Historical Operating Data:
Number of hospitals (at year end)      116         81          81         85         86
Bed capacity (1)                    12,466     11,233      11,374     11,607     12,022
Gross revenue: (2)
  Inpatient                        3,154.9 $  2,594.2    $2,439.3   $2,148.6   $1,994.4
  Outpatient                       1,625.8 $  1,181.6    $1,021.9     $814.2     $642.6
Net operating revenue (3)          2,970.0 $  2,394.6    $2,265.3   $2,025.7   $1,856.9
Patient days                     1,732,610  1,541,536   1,616,340  1,658,061  1,792,461
Adjusted patient days (4)        2,625,426  2,243,677   2,293,453  2,286,357  2,369,995
Average length of stay (days)          5.2        5.4         5.5        5.7        5.8
Admissions                         333,200    284,606     291,599    293,344    307,758
Adjusted admissions (5)            504,898    414,239     413,755    404,502    406,918
Occupancy rate                         38%        38%         39%        39%        41%
Operating margin (6)                 20.5%      21.1%       20.7%      20.2%      19.9%


Same Hospitals Operating Data: (7)
Gross revenue: (2)
  Inpatient                        2,622.8 $  2,458.5    $2,240.9   $1,938.7   $1,706.3
  Outpatient                       1,310.2 $  1,128.2    $  948.5     $741.1     $558.1
Net operating revenue (3)          2,432.9 $  2,271.5    $2,092.0   $1,835.3   $1,599.3
Patient days                     1,436,797  1,470,713   1,517,226  1,531,693  1,565,793
Adjusted patient days (4)        2,154,520  2,145,598   2,159,393  2,115,382  2,077,163
Average length of stay (days)          5.1        5.4         5.5        5.6        5.7
Admissions                         281,908    272,970     275,085    273,326    274,834
Adjusted admissions (5)            422,729    398,231     391,515    377,192    364,340
Occupancy rate                         37%        38%         39%        40%        41%
Operating margin (6)                 22.4%      21.8%       21.2%      20.7%      20.4%

(1)Average number of licensed beds during the period. Licensed beds are those beds for which a facility has been granted approval to operate from the appropriate state licensing agency.
(2)Gross revenue represents the hospitals' standard charges for services performed prior to any contractual adjustments and policy discounts.
(3)Net operating revenue represents gross revenue less any contractual adjustments and policy discounts.
(4)Represents actual patient days adjusted to include outpatient and emergency room services by multiplying actual patient days by the sum of gross inpatient and patient revenue and dividing the result by gross inpatient revenue.
(5)Represents actual admissions adjusted to include outpatient and emergency room services by multiplying actual admissions by the sum of gross inpatient revenue and gross outpatient revenue and dividing the result by gross inpatient revenue.
(6)Operating margin for each period presented refers to the result obtained by dividing (i) net operating revenue less hospital service costs by (ii) net operating revenue.
(7)Same hospitals operating data represents the operations of the 77 hospitals owned for all periods presented, and excludes the operations of acquired and divested hospitals.


     Consistent with industry trends, the Company's hospitals have experienced a significant shift from inpatient to outpatient care. Outpatient utilization has increased significantly over the past three years.
Inpatient volume utilization has declined nationwide over the same period. Healthtrust's growth in outpatient gross revenue and more intensive utilization of ancillary services, along with inpatient price increases, have resulted in net revenue growth despite decreases in inpatient volume. The Company is unable to predict whether such trends will continue.

     Health Care Industry Overview

According to industry sources, there are approximately
5,300 general acute care hospitals in the United
States. Investor-owned hospitals account for approximately 720 or 14% of these hospitals. The remaining hospitals are operated as not-for-profit institutions or are government sponsored. According to Commerce Department projections, health care expenditures are expected to grow at a 10% to 14% annual rate through 1995, despite industry-wide cost containment pressures. These Commerce Department health care spending projections assume that continued cost containment measures will be more than offset by demands resulting from current demographic trends, such as the aging of the population, growth in income, general inflation, new technology and diseases such as AIDS.

Over the past decade, many hospitals have closed due to cost containment pressures, changing technology, changes in regulations and reimbursement, changes in physician practice patterns and other factors. Another result of these changes has been a significant shift from inpatient to outpatient care. Outpatient utilization, as reflected in outpatient gross revenue and adjusted admissions, has increased significantly over the past several years. The Company is unable to predict whether such trends will continue. See
"Hospital Operations" and "Management's Discussion and
Analysis of Financial Condition and Results of
Operations."

During the past several years, the major third-party payors of hospital services (Medicare, Medicaid and private health care insurance companies) have undertaken substantial revisions in their payment methodologies and monitoring of health care expenditures in order to contain health care costs.
Instead of reimbursing health care providers for retrospectively determined actual costs, Medicare now reimburses for inpatient services based on fixed prospectively determined payments keyed to regional and national rates under a system of specific diagnosis related groups of services ("DRGs") determined by a patient's principal diagnosis. Consequently, hospitals bear the risk of providing care in that they receive a specific, fixed reimbursement for each treatment regardless of actual cost. This payment system was established to control costs and reward hospitals for efficient treatment of Medicare patients (which patients, on an industry-wide basis, currently represent approximately 50% of an average for-profit hospital's gross revenue). The introduction of these Medicare cost containment incentives, combined with closer monitoring of health care expenditures by both private health insurers and employers, has resulted over the past several years in increased contractual adjustments and policy discounts to hospitals' standard charges for services performed, significant declines in inpatient hospital utilization and increases in outpatient hospital utilization. In addition, due in part to these initiatives, managed care organizations, such as health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs"), represent an increasing segment of health care payors. For a more complete discussion see "Reimbursement".

Sources of Revenue

The sources of the Company's hospital revenue are charges related to the medical support activities performed by the hospitals such as x-rays, physiotherapy and laboratory procedures, and basic charges for the hospital room and related services such as general nursing care and meals.

The Company's hospitals receive payments for health care services (i) from the federal Medicare program for certain elderly and disabled patients, (ii) the federal and state funded Medicaid programs, administered by the states for certain indigent patients, (iii) private insurance carriers such as Blue Cross Insurance
Companies ("Blue Cross") or other private insurance plans for their insureds, (iv) employers, (v) managed care programs and (vi) patients directly. The single largest patient group is Medicare beneficiaries. The following table sets forth the approximate percentages of total net operating revenue of the Company's hospitals from the sources and for the periods indicated:


                                    Year Ended August 31,
                                   1994      1993      1992
Medicare........................    36%       33%       33%
Medicaid........................     9         9         9
Private Insurance and Patients..    55        58        58
Total...........................   100%      100%      100%

Amounts received under Medicare, Medicaid and cost-based Blue Cross and from managed care organizations such as HMOs and PPOs, generally are less than the hospitals' charges for the services provided. Patients are generally not responsible for any difference between hospital charges and amounts reimbursed under these programs for such services, but are responsible to the extent of any exclusions, deductibles or co-insurance features of their coverage. The Company's hospitals continue to experience an increase in the amount of such exclusions, deductibles and co-insurance. See "Reimbursement."

As with the hospital industry in general, the primary component of the Company's working capital is accounts receivable arising from services provided to its patients. Payments on accounts receivable are made by third-party payors (Medicare, Medicaid, Blue Cross, and other private insurance carriers and insurance plans) and directly by patients. The Company believes that its average collection period is consistent with industry experience.

Following the initiative taken by the federal government to control health care costs, other major purchasers of health care, including states, insurance companies and employers, are increasingly negotiating the amounts they will pay for services performed rather than simply paying health care providers the amounts billed. Managed care organizations such as HMOs and PPOs, which offer prepaid and discounted medical service packages, represent an increasing segment of health care payors, thereby tending to reduce the historical rate of growth of hospital revenues.

Medical Staffs and Employees

At August 31, 1994, approximately 8,380 active licensed physicians were members of the medical staffs of the Company's hospitals. A patient is usually admitted to a hospital only at the request of a member of the medical staff. Medical staff members are generally independent contractors and not employees of a hospital. Medical staff members may also serve on the medical staffs of hospitals not owned by the Company, and each may terminate his or her connection with a Company-owned hospital at any time.

Wages and employee benefits constitute a significant portion of the Company's hospital service costs. As of August 31, 1994, the Company and its subsidiaries employed approximately 41,000 persons full-time and approximately 14,000 persons part-time. One of the Company's hospitals is a party to a labor contract with a union covering approximately 100 employees and another of the Company's hospitals is a party to a labor contract with a union representing approximately
85 employees. The Company experiences union organizational efforts in its hospitals and other facilities from time to time, but does not expect such efforts to materially affect its future operations.
The Company considers its labor relations with its employees to be good. The Company generally has not experienced material difficulty in recruiting and retaining employees, including nurses and professional staff members.

Directors and Executive Officers

Set forth below are the names, ages, positions and certain other information concerning the current directors and executive officers of the Company.

Name                   Age        Position

R. Clayton McWhorter    61   Chairman of the Board,
                             Chief Executive Officer and
                             President; Director
W. Hudson Connery, Jr.  45   Senior Vice President and
                             Chief Operating Officer;
                             Director
Michael A. Koban,Jr.    43   Senior Vice President;
                             Director
Harry N. Beaty, M.D.    62   Director
Alethea O. Caldwell     53   Director
Robert F. Dee           70   Director
Richard W. Hanselman    67   Director
William T. Hjorth       57   Director
Donald S. MacNaughton   77   Director
Kenneth C. Donahey      44   Senior Vice President and Controller
Richard E. Francis, Jr. 40   Senior Vice President
Philip D. Wheeler       38   Senior Vice President, General
                             Counsel and Secretary
Clifford G. Adlerz      40   Vice President
O. Ernest Bacon         57   Vice President
Yolanda D. Chesley      44   Vice President
Edward J. Driesse       47   Vice President
James M. Fleetwood, Jr. 47   Vice President
William L. Hough        43   Vice President
Jone Law Koford         38   Vice President
Robert M. Martin        45   Vice President
Dana C. McLendon, Jr.   52   Vice President
R. Parker Sherrill      50   Vice President
David L. Smith          39   Vice President
Robert A. Vraciu        47   Vice President
Kent H. Wallace         39   Vice President


Mr. McWhorter has been Chairman and Chief Executive
Officer of Healthtrust since its formation in 1987 and was elected to the additional office of President of the Company in 1991. Mr. McWhorter served as President and
Chief Operating Officer of HCA from 1985 to 1987, and as a Director of HCA from 1983 to 1987. Mr. McWhorter joined HCA in 1970 as Administrator of Palmyra Park
Hospital in Albany, Georgia.  He was named Division Vice
President--Eastern Region in 1973, Senior Vice President in 1976, Executive Vice President--Domestic Operations in
1980 and Executive Vice President--Operations in 1983.
Mr. McWhorter is a director of Third National Bank in Nashville and Ingram Industries, Inc. and is a member of the Board of the Foundation for State Legislatures. He is also past Chairman of the Federation of American
Health Systems, a past member of the Board of Trustees of the American Hospital Association, a Fellow of the American College of Healthcare Executives and a Trustee of the Committee for Economic Development.

Mr. Connery was elected a Director of the Company in 1992. He became a Vice President of the Company in 1989 and Senior Vice President and Chief Operating Officer of the Company in 1991. Mr. Connery was Director of
Development for the Company from 1987 to 1989 and Director, Acquisitions and Development, for HCA from 1983 to 1987. From 1981 to 1983, he was Administrator of Margate General Hospital in Margate, Florida. He joined
HCA in 1981.

Mr. Koban was elected a Director of the Company in 1993.
Mr. Koban became Vice President and Treasurer of the
Company in 1987 and Senior Vice President for finance in 1992. He was Treasurer of HCA from 1985 to 1987 and
Assistant Treasurer from 1980 to 1985.  Mr. Koban joined
HCA in 1976.

Dr. Beaty was elected a Director of the Company in 1993.
Dr. Beaty has been a Professor of Medicine and Dean of the Northwestern University Medical School since 1983.
He is on the attending medical staff of Northwestern
Memorial Hospital and on the consulting staff of Veterans
Administration Lakeside Medical Center and is also
President of Northwestern Medical Faculty Foundation, an academic multiple group practice with over 400 physicians. Dr. Beaty is a diplomat of the American
Board of Internal Medicine and a Fellow of the American
College of Physicians. Dr. Beaty is a member of the American Federation of Clinical Research, the American
Medical Association, the American Society for Clinical
Investigation, the American Society for Microbiology and the American Society of Internal Medicine. Dr. Beaty is past Chairman of the Association of American Medical
Colleges' Council of Deans and Executive Council and served on its Administrative Board before his election to Chairman. He is also a member of the Board of Directors of Becton, Dickinson and Company.

Ms. Caldwell was elected a Director of the Company in 1992. Ms. Caldwell is currently President and COO of
Managed Health Network, Inc.  Prior thereto she was
Executive Vice President for Blue Cross of California;
Director of the Arizona Department of Health Services from 1991 to 1993; President and Chief Executive Officer of Ancilla Systems Incorporation in Chicago, Illinois from 1987 to 1991; Chief Executive Officer of University
Medical Center Corporation of Tucson, Arizona from 1984 to 1987; and Executive Assistant Director and Chief
Operating Officer of University of California, Irvine
Medical Center from 1980 to 1984. She serves on the Board of Managed Health Network; The National Board of
Advisors for the College of Business and Public
Administration at he University of Arizona and is a Fellow in the American College of Health Care Executives.

Mr. Dee was elected a Director of the Company in 1992.
Mr. Dee retired in 1987 from SmithKline Beckman
Corporation (a predecessor of SmithKline Beecham
Corporation) having served as its Chairman of the Board from 1976 to 1987 and as its Chief Executive Officer and President from 1972 to 1982. Mr. Dee is a director of United Technologies Corporation, Air Products and
Chemicals, Inc., Kabi Pharmacia and Volvo North America
Corporation. He also serves on the Board of Directors of the U.S. Council for International Business and the Committee for Economic Development and is a member of the Business Council, The Conference Board and the Management
Executive's Society.

Mr. Hanselman was elected a Director of the Company in 1987. Mr. Hanselman is currently a private investor.
From 1981 to 1986, he was Chairman, President and Chief
Executive Officer of Genesco, Inc., a diversified footwear and apparel business. Prior thereto, he held senior management positions with Beatrice Companies, Inc., Samsonite Corporation and RCA Corporation.
Mr. Hanselman is a director of Becton, Dickinson and Company, Arvin Industries, Inc., The Bradford Funds, IMCO
Recycling, Inc., Foundation Health Corporation, Benson
Eye Corp. and Daisy Manufacturing. Mr. Hanselman is also a Trustee of the Committee for Economic Development.

Mr. Hjorth was elected a Director of the Company in 1990.
Mr. Hjorth is currently a private investor. He was Chairman, Chief Executive Officer and President of
Equicor-Equitable HCA Corporation from 1988 to 1990 when
Equicor was acquired by another company. From 1987 to 1988, he held various senior executive positions with Equicor including Chief Financial Officer and Chief
Operating Officer. Prior thereto, he served in various management capacities with Clark Equipment Company from 1980 to 1986 (including Senior Vice President, Chief
Financial Officer and Director) and with Chrysler
Corporation from 1964 to 1980. Mr. Hjorth is a member of the Board of Directors of Coventry Corporation and Managed Health Network, Inc.

Mr. MacNaughton has served as Chairman of the Executive
Committee of Healthtrust since its formation in 1987. He retired as an employee of Healthtrust in 1991.
Mr. MacNaughton joined HCA in 1978 as Chairman and Chief
Executive Officer.  He continued to serve as Chief
Executive Officer of HCA until 1982, Chairman of the
Board until 1985 and as Chairman of the Executive
Committee until 1987.  Prior to 1978, Mr. MacNaughton was
Chairman and Chief Executive Officer of The Prudential
Insurance Company of America, where he served in various management capacities for 23 years, including nine years as Chairman and Chief Executive Officer. Mr. MacNaughton is a member of The Business Council, a member of the Board of Trustees of Vanderbilt University and a member of the Board of Directors of Financial Securities
Advisers, Inc.

Mr. Donahey became Vice President and Controller of the
Company in 1987 and a Senior Vice President in April
1993. He was Vice President--Operations and Controller of HCA from 1986 to 1987. Mr. Donahey joined HCA in
1977, became Director--Financial Support in 1981, and
Assistant Vice President and Controller--Business
Development in 1985. Prior to joining HCA, Mr. Donahey was a senior auditor with Genesco, Inc.

Mr. Francis became a Vice President of the Company in 1990 and Senior Vice President for development in 1992.
Mr. Francis was a Director of Development of the Company from 1987 to 1990 and a Director, Acquisition and Development, for HCA from 1983 to 1987. Prior to joining
HCA, he was Vice President of MedAmerican Health System and Miami Valley Hospital in Dayton, Ohio.

Mr. Wheeler became a Vice President of the Company in 1990 and a Senior Vice President in 1993. Mr. Wheeler joined the Company in 1988 as General Counsel and Secretary. Prior thereto, he was Senior Counsel with HCA from 1984 to 1988 and associated with the predecessor of the law firm of Chadbourne & Parke from 1981 to 1984.

Mr. Adlerz became a Vice President of the Company in 1992. Mr. Adlerz served as Chief Executive Officer of the Company's South Bay Hospital in Sun City Center,
Florida from 1987 to 1992 and Associate Administrator at
Bayonet Point/Hudson Medical Center in Hudson, Florida from 1985 to 1987. Prior thereto, Mr. Adlerz was
Assistant Administrator at North Beach Medical Center in
Fort Lauderdale, Florida.

Mr. Bacon became a Vice President of the Company in 1992.
Mr. Bacon served as Chief Executive Officer of the
Company's Lanier Park Regional Hospital from 1990 to
1992.  Mr. Bacon previously served as Chief Executive
Officer of Hamilton Medical Center in Dalton, Georgia from 1988 to 1990, Chief Executive Officer of Park View
Medical Center in Nashville, Tennessee from 1986 to 1988 and Chief Executive Officer of West Paces Ferry Hospital in Atlanta, Georgia from 1979 to 1986.

Ms. Chesley became a Vice President of the Company in 1992. She was Director of Compensation and Benefits from
1991 to 1992 and Director of Compensation from 1987 to 1991. Ms. Chesley served as Director of Salary
Administration for HCA from 1985 to 1987, Manager of
Salary Administration from 1983 to 1985 and Senior
Compensation Analyst from 1982 to 1983.  Prior to joining
HCA, Ms. Chesley was Manager of Compensation for
Provident Life Insurance Company.

Mr. Driesse became a Vice President of the Company in 1993. He served as senior partner in IBM's worldwide consulting practice in Dallas, Texas from 1991 to 1993.
Prior thereto, Mr. Driesse was the Site Information
Systems Manager for IBM in Dallas, Texas from 1989 to
1991 and Manager of Information Systems planning and strategy from 1984 to 1989.

Mr. Fleetwood became a Vice President of the Company in 1992. Mr. Fleetwood served as Chief Executive Officer of the Company's Plantation General Hospital from 1989 to
1992.  Prior thereto, Mr. Fleetwood served as Chief
Executive Officer at Coral Reef Hospital in Miami,
Florida from 1987 to 1989, Chief Executive Officer at
Larkin General Hospital in South Miami, Florida from 1980 to 1987 and prior thereto as Assistant Administrator of Coral Gables Hospital in Coral Gables, Florida from 1978 to 1980.

Mr. Hough became a Vice President of the Company in 1990.
Mr. Hough was the Chief Executive Officer of the
Company's Bayshore Medical Center in Pasadena, Texas from
1987 to 1990 and Administrator of Gulf Coast Hospital in
Baytown, Texas from 1985 to 1987. Prior thereto, he was Chief Financial Officer for Pasadena Bayshore Medical
Center and Park West Hospital in Knoxville, Tennessee and a certified public accountant at the predecessor of Ernst
& Young LLP.

Ms. Koford became a Vice President of the Company in 1992. Ms. Koford was Chief Executive Officer of the
Company's Pioneer Valley Hospital in West Valley, Utah from 1991 to 1992, Chief Executive Officer of the
Company's Brigham City Community Hospital in Brigham
City, Utah from 1989 to 1991 and Assistant Administrator of Pioneer Valley Hospital from 1987 to 1989. Prior thereto, Ms. Koford served as Senior Vice President for
Development at St. Benedict Health Systems, President of
St. Benedict's Management Company, and a Director of
Planning at Intermountain Health Care, Inc.

Mr. Martin became a Vice President of the Company in 1990. Mr. Martin was Chief Executive Officer of the
Company's Northeast Community Hospital in Bedford, Texas from 1985 to 1990 and Chief Operating Officer of that hospital from 1981 to 1985. Prior thereto, he was associate administrator and Chief Financial Officer of Cherry Hill Medical Center in Cherry Hill, New Jersey from 1979 to 1981.

Mr. McLendon became a Vice President of the Company in 1993. Mr. McLendon was Director, Delivery System
Integration of Healthtrust from 1992 to 1993 and Director, Development from 1991 to 1992. Prior thereto he was President and Chief Executive Officer of First
American National Bank in Nashville, Tennessee from 1988 to 1990 and served in various management capacities with First Union Corp. from 1977 to 1988.

Mr. Sherrill became a Vice President of the Company in 1993. Mr. Sherrill was Director of Government Affairs of
Healthtrust from 1990 to 1993 and Vice President for
Government Affairs for HCA from 1986 to 1990. Prior to joining HCA, Mr. Sherrill served as Executive Director of the State Health Planning and Resources Development
Authority in Tennessee.

Mr. Smith became a Vice President of the Company in 1990.
Mr. Smith was Director, Internal Audit of Healthtrust from 1987 to 1990, Manager, Internal Audit for HCA from
1981 to 1987 and Supervisor, Internal Audit for HCA from
1979 to 1981. Prior to joining HCA, Mr. Smith was with the predecessor of Ernst & Young LLP.

Mr. Vraciu became Vice President of the Company in 1987.
He was President of the Center for Health Studies at HCA from 1986 to 1987. Mr. Vraciu joined HCA in 1980 as Vice
President--Strategic Planning. Prior thereto, he was an Assistant Professor of Hospital Administration and
Medical Care Organization at the University of Michigan.

Mr. Wallace became a Vice President of the Company in 1991. Mr. Wallace was a Regional Assistant Vice
President of the Company from 1987 to 1991. Prior thereto, he was the Chief Financial Officer of various
HCA hospitals from 1981 to 1987.

In general, officers are elected by the Board of Directors annually and serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers.


Properties

At October 31, 1994, the Company, through its
subsidiaries or joint venture arrangements, operated 116
hospitals.   All such hospitals are wholly-owned by
subsidiaries of the Company, except that, as noted in the following table, certain of the Company's hospitals have minority interests held by physicians at such hospitals, certain hospitals are held pursuant to leases and one hospital is operated pursuant to a management contract.

The Company also owns (i) a 50% interest in a general partnership with Orlando Regional Medical Center, Inc.
which partnership owns South Seminole Community Hospital
(126 beds) and West Lake Psychiatric Hospital (80 beds) in Longwood, Florida; (ii) a 50% interest in a general partnership with Presbyterian Hospital of Charlotte which partnership owns Orthopaedic Hospital of Charlotte (166 beds) in Charlotte, North Carolina; and (iii) a 25% interest in a general partnership with American Medical
International, Inc., which partnership owns Encino
Hospital (188 beds) in Encino, California and Tarzana
Medical Center (177 beds) in Tarzana, California.  The
Company has also formed a joint venture with Austin
Diagnostic Clinic, P.A. for the purpose of constructing and operating an integrated healthcare facility in Austin, Texas. This facility, currently under construction, will consist of a 180-bed hospital, a diagnostic and treatment center and a medical office building. Following completion of construction the Company will manage the hospital.

In August 1994, the Company completed its acquisition of three hospitals in Utah from Holy Cross Healthcare
Systems. However, pursuant to a consent decree and settlement agreement with the Federal Trade Commission
("FTC") the Company has agreed to hold separate and divest Holy Cross Hospital of Salt Lake City.

In addition, the Company, through its subsidiaries or joint venture arrangements, owns, leases or manages approximately 240 medical office buildings with physicians' office space and various parcels of undeveloped land, substantially all of which are adjacent to its hospitals. See "Competition" and "Regulation."
In addition, the Company occupies approximately 70,000 square feet of corporate office space in Nashville, Tennessee. The Company believes its headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for the Company's current needs.

The following table sets forth certain information relating to each of the hospitals operated by the Company, grouped by state, at November 1, 1994. The
Company is engaged from time to time in discussions relating to proposed sales of certain of its hospitals and of minority interests in, or joint ventures with medical staff physicians or others with respect to, certain other facilities. However, except as noted below, as of November 1, 1994, no definitive arrangements with respect to any sales or joint ventures have been agreed upon and the facilities involved at the present time are not, in the aggregate, material to the Company's business. For a discussion concerning certain regulations relating to joint venture and other financial arrangements between health care providers and physicians, see "Reimbursement."

                                                                  Number of
                                                                   Licensed
State                  Name                          Location         Beds

Alabama        Andalusia Hospital                    Andalusia         77
               Crestwood Hospital                    Huntsville       120
               Four Rivers Medical Center            Selma            214

Arizona        El Dorado Hospital & Medical Center   Tucson           166
               Northwest Hospital                    Tucson           150

Arkansas       DeQueen Regional Medical Center       DeQueen          122
               Medical Park Hospital                 Hope              91

California     Chino Community Hospital              Chino            118
               Healdsburg General Hospital           Healdsburg        49
               Mission Bay Memorial Hospital         San Diego        150
               Palm Drive Hospital                   Sebastopol        56
               Westside Hospital(1)                  Los Angeles       87

Florida        Clearwater Community Hospital(2)      Clearwater       133
               East Pointe Hospital                  Lehigh Acres      88
               Edward White Hospital                 St. Petersburg   167
               Lake City Medical Center              Lake City         75
               North Okaloosa Medical Center         Crestview        110
               Palm Beach Regional Hospital          Lake Worth       200
               Palms West Hospital                   Loxahatchee      117
               Plantation General Hospital(3)        Plantation       264
               Santa Rosa Medical Center(4)          Milton           129
               South Bay Hospital                    Sun City Center  112

Georgia        Barrow Medical Center                 Winder            60
               Doctors Hospital(5)                   Columbus         248
               Lanier Park Regional Hospital         Gainesville      124

Idaho          Eastern Idaho Regional Medical
                 Center                              Idaho Falls      286
               West Valley Medical Center            Caldwell         150

Indiana        Terre Haute Regional Hospital         Terre Haute      284

Kentucky       Bourbon General Hospital              Paris             60
               Logan Memorial Hospital               Russellville     100
               Meadowview Regional Medical Center    Maysville        111
               PineLake Medical Center               Mayfield         116
               Scott General Hospital                Georgetown        75
               Spring View Hospital                  Lebanon          113

Louisiana      Dauterive Hospital                    New Iberia       113
               Doctor's Hospital of Opelousas(6)(7)  Opelousas        133
               Highland Park Hospital                Covington        104
               Lakeside Hospital                     Metairie         186
               Medical Center of Baton Rouge         Baton Rouge      225
               Medical Center of SW Louisiana        Lafayette        166
               Riverview Medical Center              Gonzales         104
               Women's and Children's Hospital(8)    Lafayette         93

Mississippi    Garden Park Community Hospital(9)     Gulfport         120
               Vicksburg Medical Center              Vicksburg        144

Missouri       Springfield Community Hospital        Springfield      200

North Carolina Davis Community Hospital              Statesville      149
               The Brunswick Hospital(10)            Supply            60
               Heritage Hospital                     Tarboro          127

Oklahoma       Claremore Hospital                    Claremore         89
               Doctor's Medical Center               Tulsa            211
               Edmond Regional Medical Center        Edmond           139
               Southwestern Medical Center           Lawton           108
               Wagoner Community Hospital(11)        Wagoner          100

Oregon         McMinnville Community Hospital        McMinnville       80
               Douglas Community Hospital            Roseburg         118

South Carolina Chesterfield General Hospital         Cheraw            72
               Colleton Regional Hospital            Walterboro       131
               Marlboro Park Hospital                Bennettsville    111

Tennessee      Crockett Hospital                     Lawrenceburg     106
               Hendersonville Hospital               Hendersonville   120
               Johnson City Specialty Hospital(12)   Johnson City      39
               Livingston Regional Hospital          Livingston       106
               Nashville Memorial Hospital           Madison          341
               North Side Hospital(13)               Johnson City     154
               River Park Hospital(14)               McMinnville       89
               Smith County Memorial Hospital        Carthage          66
               Southern Tennessee Medical Center(15) Winchester       212
               South Pittsburg Municipal
                    Hospital(16)                     South Pittsburg  107
               Stones River Hospital                 Woodbury          85
               Sycamore Shoals Hospital              Elizabethton     100
               Trinity Hospital                      Erin              40

Texas          Alice Physicians & Surgeons Hospital  Alice            131
               Alvin Community Hospital              Alvin             86
               Bayshore Medical Center               Pasadena         469
               Brownwood Regional Hospital(17)       Brownwood        218
               Coastal Bend Hospital                 Aransas Pass      75
               Coronado Hospital                     Pampa            115
               Denton Regional Medical Center        Denton           297
               Detar Hospital                        Victoria         303
               Doctors Hospital(18)                  Conroe           135
               Doctors Hospital of Laredo(19)        Laredo            91
               El Campo Memorial Hospital            El Campo          41
               Fort Bend Community Hospital          Missouri City     80
               Gilmer Medical Center                 Gilmer            46
               Gulf Coast Medical Center             Wharton          161
               Katy Medical Center                   Katy             103
               Longview Regional Hospital            Longview          80
               Mainland Regional Healthcare          Texas City       430
                    System(20)
               Medical Arts Hospital(21)             Dallas            72
               Medical Arts Hospital(21)             Texarkana        110
               Medical Center Hospital               Conroe           182
               Medical Plaza Hospital                Sherman          164
               Midway Park Medical Center            Lancaster         90
               Northeast Community Hospital          Bedford          200
               North Texas Medical Center            McKinney         270
               Parkway Hospital                      Houston          262
               Riverside Hospital                    Corpus Christi    89
               Round Rock Community Hospital         Round Rock        75
               Sun Belt Regional Medical Center(22)  Houston          273
               Terrell Community Hospital(23)        Terrell          101
               Valley Regional Medical Center        Brownsville      158
               Westbury Hospital                     Houston          134
               Woodland Heights Medical Center       Lufkin           117

Utah           Ashley Valley Medical Center          Vernal            39
               Brigham City Community Hospital       Brigham City      50
               Castleview Hospital                   Price             88
               Jordan Valley Hospital                West Jordan       50
               Lakeview Hospital                     Bountiful        128
               Mountain View Hospital                Payson           118
               Ogden Regional Medical Center         Ogden            239
               Pioneer Valley Hospital               West Valley City 139

Virginia       Montgomery Regional Hospital          Blacksburg       146
               Northern Virginia Doctors Hospital    Arlington        267
               Pulaski Community Hospital            Pulaski          153

Washington     Capital Medical Center                Olympia          110

Wyoming        Riverton Memorial Hospital            Riverton          70


(1) Owned by a limited partnership of which 28.7% of the interest is held by minority owners. The limited partnership has leased the hospital to a joint venture of which approximately 23.7% is held by minority owners.
(2) Operated by a limited partnership of which approximately 18% of the interest is held by minority owners.
(3) Operated by a partnership of which the Company is the general partner owning 53% and certain physicians are limited partners owning 47%.
(4) Lease expires 2005, unless landlord exercises option to purchase facility for book value in 1995.
(5) Owned by the Company as a tenancy in common with physicians having a minority interest of 40.5%.
(6) Operated by a limited partnership of which approximately 23% of the interest is held by minority owners.
(7)  The facility is leased.
(8) Ground lease expires 2011; there are two ten-year optional renewal terms.
(9) Operated by a limited partnership in which the minority investors receive the first $2 million earned by the partnership after payment of the lease payments due to the Company ($3 million per year, increasing by 15% per year), and the Company is entitled to 60% of all additional earnings.
(10) Lease expires in 2004.
(11) Lease expires in 2007.
(12) Owned by a partnership of which the Company is the general partner owning 87% and certain physicians are limited partners owning 13%.
(13) Owned by the Company as a tenancy in common with physicians having a minority interest of 30.25%.
(14) Owned by a partnership of which the Company is the general partner owning 78% and certain physicians are limited partners owning 22%.
(15) Includes a leased (lease expires in 2020) hospital campus located in Sewanee, Tennessee with 50 licensed beds.
(16) Managed by the Company for profits and losses attributable thereto with an option to buy for $50,000 and the provision for full payment of all outstanding indebtedness issued in connection with the construction of the hospital. The Company's management contract for this facility expires in 1999.
(17) Lease expires in 2000; there are two optional renewal terms of ten years each.
(18) Initial term of lease expires in 2006; there are three optional renewal terms of ten years each. The Company has an option to buy this facility for an amount determined in accordance with a specified formula.
(19) Operated by a limited partnership of which approximately 22.125% of the interest is held by minority owners.
(20) Consists of two hospital facilities, one of which is leased.
(21) The facility is leased.
(22) Includes a hospital campus located at Channelview, Texas with 96 licensed beds.
(23) The hospital consists of two facilities, one of which is leased.


Competition

Many areas served by the Company's hospitals are also served by other facilities which provide services similar to those offered by the Company's hospitals.
In some cases, competing hospitals are more established, better equipped or offer a wider range of services than those of the Company or have financial resources greater than those of the Company. In addition, certain competing hospitals are owned by tax-supported government agencies or by tax-exempt, not-for-profit corporations, which may be supported by endowments and charitable contributions. Such support generally is not available to the Company's hospitals.
In certain localities served by the Company, large regional teaching and tertiary care hospitals provide highly specialized facilities, equipment and services not available at most of the Company's hospitals. Even in those communities where the Company's hospital is the sole provider of general acute care hospital services, the Company's hospital faces competition from local providers of outpatient services and from hospitals and other health care providers in nearby communities.

Competition among hospitals and other health care providers for patients has intensified in recent years as occupancy rates have declined as a result of cost containment pressures, changing technology, changes in government regulation and reimbursement, and changes in practice patterns (e.g., shifting from inpatient to outpatient treatments), and other factors. New competitive strategies of hospitals and other health care providers place increasing emphasis on the use of alternative health care delivery systems (such as home health services, outpatient surgery and emergency and diagnostic centers) that eliminate or reduce lengths of hospital stays. In some cases, these strategies include the use of larger regional facilities that employ equipment and services more specialized than those available at the Company's hospitals. The
Company's competitive position also is affected by the ability of its hospitals to provide services to managed care organizations, including HMOs, PPOs and other purchasers of group health care services. HMOs and PPOs attempt to direct and control the use of hospital services through managed care programs and discounts or other payment mechanisms that are lower than the hospital's established standard charges. Generally, hospitals compete for service contracts with HMOs, PPOs and other group health care services on the basis of geographic location, quality of services, quality of medical staffs and price.

Since physicians generally control the majority of hospital admissions, another significant factor in a hospital's competitive position is the number and quality of physicians on its medical staff. A physician may at any time terminate his or her affiliation with a Company-operated hospital. The
Company believes that physicians refer patients to a hospital primarily on the basis of the quality of services the hospital renders to patients and physicians, the quality of other physicians on the medical staff, the location of the hospital and the quality of its facilities, equipment and employees.
Accordingly, the Company seeks to retain physicians of varied specialties on its hospital staffs and to attract other qualified physicians by maintaining high quality facilities and equipment, dedicated employees and comprehensive support services for physicians and their patients, as well as high ethical and professional standards. The Company also believes that offering a variety of practice management services to physicians and operating a medical office building adjacent to a hospital attracts additional physicians to the hospital's medical staff and, accordingly, contributes to patient admissions and utilization at the hospital facility. Substantially all of the Company's hospitals have adjacent medical office buildings and many are offering practice management services. The Company's hospitals also frequently participate in the same managed care contracts as its medical staff physicians. The Company also has a number of joint venture arrangements with medical staff physicians relating to physician-hospital organizations
("PHOs") and to minority investments in Company hospitals, outpatient facilities and other health care businesses, and intends to pursue additional PHO and joint venture opportunities in the future. See
"Reimbursement."

Certificate-of-need laws in some states place limitations on the industry's ability to build new hospitals, expand existing hospitals and convert existing facilities to other uses. In those states with certificate-of-need laws, applications for approval of new hospitals or services are highly competitive. See "Regulation."

Professional Liability

As is typical in the health care industry, the Company is subject to claims and legal actions by patients in the ordinary course of business. The
Company's current insurance program provides first dollar coverage for professional and general liability with commercial insurance carriers for the Company's hospitals in all states except Florida, Louisiana and Indiana on a claims-made basis with coverage limits of $1.0 million for each occurrence and $3.0 million in the aggregate annually, with no deductibles. In
Florida, such coverage is $2.0 million for each occurrence, $2.5 million in the aggregate annually and, in Indiana, such coverage for the Company's hospital is $100,000 for each occurrence and $300,000 in the aggregate annually with deductibles of $25,000 for each occurrence and $125,000 in the aggregate annually. In
Louisiana, the liability of each of the Company's hospitals is limited to $100,000 for each occurrence and $300,000 in the aggregate annually, consistent with Louisiana law and the Hospital's participation in Louisiana's patient compensation fund. The Company funds payments under these policies on a dollar-for-dollar basis. All professional and general liability in excess of such coverage limits is self-insured.

The Company maintains an unfunded reserve for its liability risks that is based on actuarial estimates calculated and evaluated by an independent actuary.
Actual hospital professional and general liability costs for a particular period are not normally known for several years after the period has ended. The delay in determining the actual cost associated with a particular period is due to the time between the occurrence of an incident, the reporting thereof and the settlement of related claims. Because of this delay in payment, reserves for losses and related expenses, using expected loss reporting patterns determined by the independent actuary, are discounted using a rate of 6% to their present value. Adjustments to the total reserves determined by the actuary on an annual basis are recorded by the Company as an increase or decrease in the current year's expense. For the fiscal year ended August 31, 1994, the Company recorded aggregate expense for professional liability risks of $38.1 million. As of August 31, 1994, the unfunded reserve for professional liability risks was $245.4 million.

While the Company's cash flow has been adequate to provide for alleged and unforeseen liability claims in the past, there can be no assurance that the Company's cash flow will continue to be adequate. If payments with respect to self-insured liabilities increase in the future, the results of operations of the Company could be adversely affected.

Regulation

  Licensing and Accreditation

Hospital operations are subject to a variety of federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Various licenses and permits also are required for the use and storage of narcotics, the operation of pharmacies and the use of radioactive material and certain equipment. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. All of the Company's hospitals are licensed under appropriate state laws and substantially all of the Company's hospitals are certified under the Medicare program and are accredited by the Joint
Commission on Accreditation of Health Care
Organizations (the "Joint Commission"). The Company believes that its hospitals are in substantial compliance with current federal, state, local and independent review body regulations and standards. The requirements for licensing, certificates of need, and accreditation are subject to change and, in order to remain qualified, it may be necessary for the Company to effect changes in its facilities, equipment, personnel and services. Although the Company intends to continue its qualifications, there is no assurance that its hospitals will be able to comply in the future.

  Certificates of Need

Some states in which the Company owns hospitals require a hospital or its owner to obtain a certificate-of-need from regional and/or state health planning agencies as a precondition to hospital acquisitions, construction, expansion or modernization, additions of equipment or initiation of major new services involving capital expenditures in excess of certain limits. Failure to obtain necessary state approval can result in the inability to complete an acquisition or change of ownership, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement and/or the revocation of a facility's license.

  Utilization Review

The Company's hospitals are subject to various forms of governmental and private utilization and quality assurance review. Procedures mandated by the Social Security Act to ensure that services rendered to Medicare and Medicaid patients meet recognized professional standards and are medically necessary include review by a federally funded Peer Review
Organization ("PRO") of the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care, validity of DRG classifications and appropriateness of services being provided in an inpatient setting. PRO's also routinely review outpatient services for quality and appropriateness and review ambulatory surgery procedures for proper classification. While no PRO has taken material adverse action against any of the Company's hospitals, negative PRO reviews may result in denial of reimbursement of payments, assessments of fines or exclusions from such programs.

  Rate Review

Rate or budget review legislation is in effect in a number of states where the Company owns hospitals.
For example, in Florida a budget review process and a ceiling on revenue increases per admission has been in effect with respect to the Company's hospitals since
1986. The ceiling on revenue increases per admission limits hospital revenue increases to an administratively determined cost of health care index plus an additional percentage in excess thereof. This law has limited the Company's ability to increase rates at its Florida hospitals. A number of states also have adopted taxes on hospital revenue and/or imposed licensure fees to fund indigent health care within such states. There can be no assurance that these states or other states in which the Company operates hospitals will not enact further or new rate-setting or other regulations that may adversely affect the Company's hospitals.

Reimbursement

  Medicare

The Social Security Amendments of 1965 established the Medicare program, which is designed to provide health care services to the aged. Medicare Part A provides health insurance benefits for covered hospital and related health care services to most persons who are 65 years old and are entitled to monthly social security retirement benefits and to certain disabled persons. Medicare Part B provides voluntary supplemental medical benefits covering primarily outpatient and physician care costs for covered persons.

  Operating Payments

Medicare originally provided reimbursement for the reasonable direct and indirect costs of hospital services furnished to beneficiaries, plus an allowed return on equity for proprietary hospitals. Pursuant to the Social Security Amendments of 1983 and subsequent budget reconciliation act modifications, a prospective payment system intended to cover the routine and ancillary operating costs of most Medicare inpatient hospital services was adopted to replace the original cost-based reimbursement for impatient services.

Under Medicare's prospective payment system for inpatient hospital service, hospital discharges are classified into approximately 500 DRGs, which classify illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. Hospitals generally receive a fixed amount based upon the assigned DRG, for each Medicare patient. Such payment is made regardless of how long the patient remains in the hospital or the volume of ancillary services ordered by the attending physician. Interim payments are made to rural hospitals with less than 100 beds and hospitals that serve a disproportionate share of elderly and Medicaid patients. Approximately 29% of the Company's hospitals are currently eligible for such payments. Additional
"outlier" payments are made to hospitals for cases involving extremely long lengths of stay or unusually high costs in comparison with other discharges in the same DRG. Under this prospective payment system, hospitals generally are encouraged to operate with greater efficiency since they may retain payments in excess of costs but must absorb costs in excess of such payments.

The federal Health Care Financing Administration
(the "HCFA"), which administers the Medicare program, periodically updates and recalibrates DRG rates. Such updating and recalibrating has been affected by several recent federal enactments. The Omnibus Budget
Reconciliation Act of 1987 ("OBRA-87") provided for an increase in prospective payment system update factors based upon the location of the hospital. As a result of the Omnibus Budget Reconciliation Act of 1989
("OBRA-89"), future DRG recalibrations must be undertaken on a budget-neutral basis effective with FY
1991.

In September 1993, the HCFA published final rules implementing changes to the prospective payment system which set 4.3% as the market basket increase to be used in determining the update factor for the large urban, other urban and rural hospitals in FY 1994. In
September 1994, the HCFA published changes to the classification categories of the standardized payment amounts to limit hospital classifications to either large urban or other effective October 1, 1994. In addition, the market basket increase used to determine the annual update factor for urban hospitals was set at 3.6% and the update factor for other hospitals was the amount needed to equalize the rural and other urban rates.

Pursuant to OBRA-93, the net updates of DRG rates for large urban and other urban hospitals are established as follows: FY 1994 and FY 1995, market basket minus 2.5%; FY 1996, market basket minus 2.0%;
and FY 1997, market basket minus 0.5%; and thereafter, market basket. OBRA-93 established the rural hospital update factors as follows: FY 1994, market basket minus
1.0%; FY 1995, the amount necessary to make the average standardized amount for rural hospitals equal to that for hospitals classified as other urban: FY 1996, market basket minus 2.0%; FY 1997, market basket minus
0.5%; and thereafter, market basket. The hospital market basket is a measure of the inflation experienced by hospitals in purchasing the goods and services they need to provide inpatient services. In FY 1993, the market basket was 4.1% and the update DRG rate was market basket minus 1.55% for urban hospitals and market basket minus 0.55% for rural hospitals. Of the Company's hospitals, 81 were located in urban areas and 38 were located in rural areas for reimbursement purposes during fiscal year 1994. As of October 1, 1994, after giving effect to the reclassification of certain of the Company's hospitals, the Company had 97 hospitals located in urban areas and 22 hospitals located in rural areas for reimbursement purposes.

Medicare payments for outpatient hospital-based
services generally are the lower of hospital costs or
customary charges.  The Omnibus Budget Reconciliation
Act of 1990 ("OBRA-90") directed that payments for the
reasonable cost for outpatient hospital services (other
than for capital related costs) be reduced by 5.8%
during federal fiscal year ("FY") 1991 through FY 1995.
The Omnibus Budget Reconciliation Act of 1993 ("OBRA-
93") extends this provision through FY 1998.  Rural
primary care hospitals and sole community hospitals are
exempt from these reductions.  Outpatient clinical
laboratory services are reimbursed based upon a fee
schedule substantially lower than customary charges.
Certain ambulatory surgery procedures and outpatient
diagnostic radiology procedures are reimbursed based on
a blend of hospital costs and the rate paid by Medicare
for similar procedures performed in free-standing
facilities.  Effective January 1, 1992, the blend for
such procedures is 42% of the hospital costs and 58% of
the fees paid in free-standing facilities.  All other
outpatient diagnostic procedures are based on a blend
of 50% of hospital costs and 50% of the fee schedule
amounts paid by Medicare for similar procedures
performed in non-hospital settings; provided, however,
hospitals may not receive more than costs for services
paid on a blend of costs and fees method.    In an
effort to restrict unbundling, OBRA-90 directed that diagnostic services, including clinical diagnostic laboratory tests, and other admission-related services provided on the day of hospital admission and up to three business days immediately preceding the admission date will no longer be reimbursable under Medicare
Part B if Medicare Part A is the primary payor. This unbundling provision is applicable to diagnostic services furnished on or after January 1, 1991 and any other admission-related services furnished on or after October 1, 1991. OBRA-90 further directed that the unbundling apply in the case of any services provided during the day immediately preceding admission, without regard to whether the services are related to the admission.

The original cost-based payment method for facilities and units that are exempt from the DRG prospective payment system, including inpatient psychiatric and rehabilitation hospitals and units, children's hospitals and long-term care hospitals was modified by OBRA-90. Such units are reimbursed actual cost subject to an aggregate limit based on a target operating cost per discharge. If a hospital's actual cost per discharge is less than the target cost, the hospital receives an incentive payment of 50% of the difference between the target costs and the actual cost per discharge up to 5% of target operating cost.
OBRA-90 also reduced the penalty for hospitals that incur actual operating costs in excess of the target cost by reimbursing 50% of the cost in excess of the limit up to 110% of the limit. The target cost per discharge is updated annually by the increase in the cost of the market basket of hospital goods and services, which for FY 1993 was an effective increase of 4.2%. For FY 1994, the market basket increase is 4.3% and for FY 1995 the market basket increase is 3.7%. OBRA-93 set the target cost per discharge update increase at the market basket minus 1% for FY 1994 through FY 1997.

  Capital Payments

Prior to October 1986, the Medicare program reimbursed each hospital on a reasonable cost basis for the Medicare program's pro rata share of the hospital's allowable capital costs related to inpatient care.
Reimbursable capital costs generally include depreciation, rent and lease expense, capital interest, property taxes and insurance premiums related to each of the physical plant, fixed equipment and movable equipment. Since 1986, Congress has required the HCFA to reduce capital-related payments below the amount that was otherwise payable pursuant to increasing capital payment discounts. Rural primary care hospitals and sole community hospitals were generally exempt from these reductions.

In 1991, HHS changed the reimbursement of capital
expenditures related to inpatient care from a cost
reimbursement basis to prospective payment effective
for hospital cost reporting periods beginning on or
after October 1, 1991.  The payment system will be
phased in over ten years.  The regulations establish a
standard federal rate per discharge for capital-related
inpatient hospital costs.  The national rate is based
on the estimated FY 1992 average Medicare payment for
capital cost per discharge under cost reimbursement.
The rate is then adjusted for each hospital to reflect
the relative severity of diagnosis, higher cost of
certain geographic areas, disproportionate share of low
income patients, indirect medical education costs and
extremely high cost cases.  Hospitals whose costs per
discharge were below the federal rate were paid on the
basis of a blend of 90% hospital-specific rate and 10%
federal rate in FY 1992.  The federal portion is then
scheduled to be increased 10% each year until the
payment becomes 100% federal rate.  Hospitals whose
costs per discharge are above the federal rate can
choose to be paid on the basis of 85% of reasonable
costs of "old capital" (costs reported before
December 31, 1990 or costs for capital-related items
and services legally obligated on or before
December 31, 1990 and put into use before October 1,
1994) plus a per case payment for new capital based on
the ratio of the hospital's cost for new capital to its
total capital costs.  Hospitals will be eligible for
additional payments to provide minimum payment levels
during the 10-year transition period.  The minimum
payment for sole community hospitals is 90% of their
Medicare inpatient capital costs; the minimum payment
for urban hospitals with 100 or more beds and a
disproportionate patient share percentage of at least
20.2% is 80% of their Medicare inpatient capital costs;
for all other hospitals, the minimum payment is 70% of
their Medicare inpatient capital costs.  Funds
available for additional payments are limited to 10% of
aggregate inpatient capital payments.  As a result,
sufficient funds may not be available to meet the
minimum payment levels.  Also, as required by law,
payments will be adjusted in FY 1992 through FY 1995 so
that aggregate payments will not exceed 90% of the
amounts that would have been payable on a cost
reimbursement basis.  However, this adjustment will not
apply to payments for old capital.   Payments for
future years will be affected by annual updates in the federal payment rate which cannot be predicted.

The final federal rate for prospective capital in FY 1993 was $417.29, in FY 1994 was $378.34 and in FY
1995 is $376.83. OBRA-93 required a 7.4% reduction in the federal rate to correct prior inflation forecast errors.

The Medicare program reimburses each hospital on a reasonable cost basis for the Medicare program's pro rata share of the hospital's allowable capital costs related to outpatient services. Outpatient capital reimbursement was reduced by 10% during FY 1992 and OBRA-90 further directs that outpatient capital reimbursement be reduced by 10% in FY 1993 through FY
1995.  OBRA-1993 extends this reduction through FY
1998. Rural primary care hospitals and sole community hospitals are exempt from this reduction.

  Other Medicare Payment System Initiatives

Considerable uncertainty surrounds the future determination by the federal government of reimbursement levels for DRG classifications and for outpatient services and for capital expenditures.
Congress could consider further legislation in the prospective payment area, such as reducing DRG payment rate increases or otherwise revising DRG payment rates to take into account evidence of historical reductions in hospital operating costs. In addition, any automatic spending cuts mandated under Gramm-Rudman would reduce payments made to the Company's hospitals under the Medicare program. However, because the actual amount of the reduction for any fiscal year may vary according to the federal deficit, the financial impact on the Company of any such action by Congress or of Gramm-Rudman cannot be predicted. In addition, substantial areas of the Medicare programs are subject to judicial interpretation, administrative rulings, governmental funding restrictions and requirements for utilization review (such as second opinions for surgery and preadmission criteria). Such matters, as well as more general governmental budgetary concerns, may significantly reduce payments made to the Company's hospitals under such programs, and there can be no assurance that future Medicare payment rates will be sufficient to cover costs in providing services to Medicare patients.

The Company believes that the failure to provide appropriate DRG rate increases, reductions in reimbursement for capital costs and inadequate reimbursement for extraordinary Medicare cases have had a significant negative effect on its hospital operating margins and the profitability of providing services for Medicare patients. The continuing effect of the Medicare prospective payment system on the Company cannot be accurately predicted. Moreover, significant operating costs are required to be incurred in order to satisfy licensing laws, standards of the Joint
Commission and quality of care concerns.  See "--
Regulation." Hospital costs also are affected by the type and severity of each patient's illness, occupancy rates and decisions of physicians regarding each patient's length of stay and the number and type of tests and other procedures ordered. The ability of the Company's hospitals to control or influence these factors is limited, as such decisions generally are made by attending physicians.

  Medicaid

The Medicaid program, created by the Social
Security Amendments of 1965, is designed to provide
medical assistance to individuals unable to afford
care.  Medicaid is a joint federal and state program in
which states voluntarily participate.  Reimbursement
rates under the Medicaid program are set by each
participating state, and rates and covered services may
vary from state to state.  At least 50% of Medicaid
funding comes from the federal government, with the
balance shared by state and local
governments.    The Company operates hospitals in a
number of states that currently levy taxes on provider costs or revenues, in part, to fund their Medicaid programs.

Effective January 1, 1992, Congress established a national limit on additional amounts required to be paid to hospitals defined as providing a disproportionate amount of Medicaid and low-income inpatient services equal to 12% of total Medicaid spending for each fiscal year. However, states then using a greater percentage of their Medicaid expenditures for disproportionate share hospital payments are allowed to continue at current levels and adjustments may be made for states with unusually high disproportionate share expenditures. After January 1, 1996, states which adopt certain criteria for defining a hospital as a disproportionate share hospital will not be subject to the disproportionate share payment limits. In 1993, the HCFA published final regulations which loosened national and state limits on disproportionate share payments to hospitals by interpreting the statute as setting target percentage goals, rather than as establishing an absolute cap on disproportionate share expenditures. The effect of these regulations was to increase the percentage of FY
1993 Medicaid expenditures for disproportionate share hospitals from 12% to 13.7%. OBRA-93 further limits disproportionate share payments to the cost of services provided to Medicaid and uninsured patients minus
Medicaid payments for state fiscal years beginning during or after FY 1995.

Many state Medicaid payments are now made under a prospective payment system. Medicaid payments generally are substantially less than a hospital's cost of services. In addition, states increasingly are seeking and obtaining waivers from HCFA which allow the provision of Medicaid services through contracts with managed care organizations. The federal government and many states are currently considering the use of managed care and other ways to limit the increase in the level of Medicaid funding, including replacement of the current system with a federal system which, in turn, could adversely affect future levels of Medicaid reimbursement received by the Company's hospitals.

  Annual Cost Reports

The Company's annual cost reports, which are required under the Medicare and Medicaid programs involving cost-based reimbursement payment systems, are subject to audit which may result in adjustments to the amounts ultimately determined to be due to the Company under these programs. These audits often require several years to reach the final determination of amounts earned under the programs based on cost.
Providers also have rights of appeal. The Company is currently contesting certain issues raised in audits of prior years' reports. Management believes that adequate provision has been made for any material retroactive adjustments that might result from such audits and that final results from these issues will not have a material adverse effect upon the Company's financial position or results of operations.


  Commercial Insurance

The Company's hospitals provide services to individuals covered by health care insurance offered by private insurance carriers, such as Blue Cross. Blue
Cross generally pays hospitals for covered services at their established hospital charges, at a percentage thereof or at rates negotiated between Blue Cross and the hospital. At a number of the Company's hospitals, Blue Cross plans are administered under contracts providing for payments based on the costs of services.
Other private insurance carriers also reimburse their policyholders, or make direct payments to hospitals, for covered hospital services at established hospital charges or a percentage thereof. In addition, managed care organizations, which offer prepaid and discounted medical service packages, represent an increasing segment of health care payors. Except for patients covered under cost-based Blue Cross plans and many managed care contracts, the privately insured patient generally is responsible to the hospital for any difference between covered items and the total charges.

  Anti-Fraud and Similar Legislation

The Social Security Act imposes criminal and civil penalties for making false claims to the Medicare or Medicaid Programs for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement. In addition, the Social
Security Act contains prohibitions on offering, paying, soliciting or receiving remuneration intended to induce business reimbursed under Medicare or state health care programs. Financial arrangements between hospitals and persons, such as physicians, who are in a position to refer patients or induce the acquisition of any goods or services paid for by Medicare or state health care programs must comply with the applicable provisions of the Social Security Act. In addition to felony criminal penalties (fines of up to $25,000 and imprisonment for up to five years per referral), the Social Security Act also establishes civil monetary penalties and the sanction of excluding violators from Medicare and Medicaid participation.

The federal anti-fraud provisions have been interpreted broadly to include the intentional payment of anything of value to influence the referral of Medicare or Medicaid business. In order to provide guidance to health care providers on ways to engage in legitimate business practices and avoid scrutiny under the statute, HHS has issued (i) "fraud alerts" identifying features of transactions, which, if present, may indicate that the transaction violates the law, and (ii) regulations outlining certain "safe harbor" practices, which, although potentially capable of inducing prohibited referrals of business under Medicare or state health programs, would not be subject to enforcement action under the Social Security Act.
The practices covered by the regulations include certain physician joint venture transactions, space and equipment leases, personal services and management contracts, sales of physician practices, referral services, warranties, discounts, payments to employees, group purchasing organizations and waivers of beneficiary deductibles and co-payments. Additional safe harbor regulations have been proposed which cover certain managed care plans, certain investment interests, physician recruitment, certain malpractice insurance subsidies, referral agreements, purchases of physician practices and other matters.

In addition, OBRA-93 included certain amendments to Section 1877 of the Social Security Act dealing with "Physician Ownership of, and Referral to, Healthcare
Entities," commonly known as the "Stark Bill." The amendments significantly broadened the scope of prohibited physician self-referrals contained in the original Stark Bill to include referrals by physicians to entities in which the physician has a financial relationship and which provide certain "designated health services" which are reimbursable by Medicare or Medicaid. These services include, among other things, clinical laboratory services, certain therapy services, radiology or other diagnostic services, and inpatient and outpatient hospital services. The amended Stark
Bill contains exceptions to the self-referral prohibition, including an exception if the physician has an ownership interest in the entire hospital. The amendments become effective January 1, 1995 and contemplate the promulgation of regulations implementing the new provisions. The Company cannot predict the final form that such regulations will take or the effect that the Stark Bill amendment or the regulations to be promulgated thereunder will have on the Company.

Certain of the Company's current financial arrangements with physicians, including joint ventures, and the Company's future development of joint ventures and other financial arrangements with physicians could be adversely affected by the failure of such arrangements to comply with federal anti-fraud provisions, the Stark Bill or other legislation or regulation in these areas adopted in the future. See
"Properties." The Company is unable to predict the effect of such regulations on the Company or whether other legislation or regulations on the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or their impact on the Company. Although certain of the Company's current financial arrangements with physicians do not qualify for the safe harbor exemptions, the Company exercises care in an effort to structure its arrangements with health care providers to comply in all material respects with the anti-fraud provisions and the Stark Bill. However, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

Corporate Practice of Medicine and Fee-Splitting
Prohibitions

Some of the states in which the Company operates also have laws that prohibit corporations from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services.
In addition, some states restrict certain business relationships between physicians and pharmacies.
Possible sanctions for violation of these restrictions include loss of licensure and civil and criminal penalties. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. Although the Company exercises care in an effort to structure its arrangements with health care providers to comply with the relevant state statutes, there can be no assurance that such state laws will ultimately be interpreted in a manner consistent with the practices of the Company.

  Reform Efforts

In November 1993, President Clinton submitted proposed comprehensive health care reform legislation
(the "Administration's Proposal") to Congress. Under the Administration's Proposal, states would be required to establish regional purchasing cooperatives, known as "regional alliances," that would be the exclusive source of coverage for individuals and employers with less than 5,000 employees. All employers would be required to make coverage available to their employees and contribute 80% of the premium and all individuals would be required to enroll in an approved health plan.
Regional alliances would contract with health plans that demonstrate an ability to provide consumers with a full range of benefits, including hospital services, that would be guaranteed by the federal government.
The federal government would provide subsidies to low income individuals and certain small businesses to help pay for the cost of coverage. These subsidies and other costs of the Administration's Proposal would be funded in significant part by reductions in payments by the Medicare and Medicaid programs to providers, including hospitals. The Administration's Proposal would also place stringent limits on the annual growth in health plan premiums. Other comprehensive reform proposals have been introduced in Congress. These other proposals contain coverage guarantees, benefit standards, financing and cost control mechanisms which differ from the Administration's Proposal. In addition, certain states have adopted or are considering health care reform measures. Due to the uncertainties regarding the ultimate features of reform initiatives and their enactment, the Company is unable to predict what, if any, reforms will be adopted in the future, or when any such reforms will be implemented.
No assurance can be given that such reforms will not have a material adverse impact on the Company's revenues or earnings.

Environmental Matters

The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. Company management does not believe that the Company will be required to expend any material amounts in order to comply with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

Legal Proceedings

The Company is presently, and is from time to time, subject to claims and suits arising in the ordinary course of its business, including claims for damages for personal injuries or for wrongful restriction of or interference with physicians' staff privileges. In certain such actions, plaintiffs request punitive or other damages that may not be covered by insurance. Except as described below, the Company and its subsidiaries presently are not parties to any legal proceeding in which, in management's opinion, an adverse determination would have a material adverse effect on the Company's financial position.

Certain of the Company's Utah hospitals, along with other Utah hospitals, were the subject of a federal grand jury investigation of possible criminal violations of the federal antitrust laws in connection with nursing compensation practices. Six of the Company's affiliated hospitals along with a number of other Utah hospitals have entered into consent decrees with the Justice Department which settle all charges against all named hospitals. Under the consent decree, the Company's affiliated hospitals named in therein are prohibited from entering into agreements with other
Utah hospitals to fix the compensation paid to nurses and prohibited from exchanging information with other
Utah hospitals concerning current or prospective compensation paid to nurses, except in limited circumstances, for a period of five years. None of the settling parties admitted any wrongdoing and no fines or penalties were assessed.

The Internal Revenue Service (the "IRS") has audited the Company's federal income tax returns for taxable years ended in 1987 through 1990 and has proposed certain adjustments thereto. A formal protest has been filed with the IRS Appeals Office disputing the proposed adjustments and the Company expects to settle the disputed adjustments at the Appeals Office level. Although the ultimate outcome of the examination cannot be predicted with certainty, the Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position.

Two purported class actions, entitled Alvarez v.
R. Clayton McWhorter, et al. and Swain vs. R. Clayton
McWhorter, et al., were commenced in Delaware Chancery
Court in October 1994 by two alleged stockholders of Healthtrust against the Company and its Board of Directors. The complaints in both actions allege that the Company's Board of Directors breached their fiduciary and common law duties to the Company's stockholders by failing to maximize stockholder value and obtain the highest price possible for the Company's stockholders in connection with the Company's agreement to merge with Columbia. The complaints seek (i) a preliminary and permanent injunction against the Merger; (ii) recision and recissionary damages in the event the transaction is consummated; (iii) an accounting of any profits that might be realized by the company's directors through the Merger; (iv) unspecified compensatory damages; and (v) attorneys' and experts' fees. Healthtrust believes that the allegations in the complaints are without merit and intends to defend both actions vigorously.

Item 2.                    Properties

Information with respect to this Item is incorporated herein by reference to Item 1 - Business -
Properties.

Item 3.                 Legal Proceedings

Information with respect to this Item is incorporated herein by reference to Item 1 - Business -
Legal Proceedings.


Item 4.          Submission of Matters to a Vote
                       of Security Holders

     None.
                             PART II

Item 5.    Market for the Company's Common Equity and
                   Related Stockholder Matters

The Company's Common Stock is listed on the New
York Stock Exchange and trades under the symbol "HTI".
At November 15, 1994, there were 2,711 holders of record of the Company's Common Stock. The following table sets forth the reported high and low sale prices of the Company's Common Stock for the periods indicated as reported by the New York Stock Exchange or the Wall
Street Journal:

     Period                                   High       Low

FY 1993

1st Quarter .............................   $ 17 7/8  $ 11 7/8
2nd Quarter .............................   $ 19 7/8  $ 12
3rd Quarter .............................   $ 19 1/8  $ 13 3/8
4th Quarter .............................   $ 21 7/8  $ 17 3/8


     Period                                   High       Low

FY 1994

1st Quarter .............................   $ 24 3/4  $ 19 3/4
2nd Quarter .............................   $ 29 5/8  $ 22 5/8
3rd Quarter .............................   $ 33 1/4  $ 27 3/4
4th Quarter .............................   $ 31      $ 26 1/2


FY 1995

1st Quarter (through November 15)........   $ 36      $  29

Dividends

Each share of Common Stock has an equal and ratable right to receive dividends to be paid from the Company's assets legally available therefor when, as and if declared by the Board of Directors. The declaration and payment of dividends on the Common
Stock are restricted by the terms of the 1994 Credit
Agreement and the indentures governing the Company's other long-term indebtedness. No dividends have been paid on the Company's Common Stock.


Item 6.              Selected Financial Data


The following tables set forth selected financial information for the Company for each of the years in the five-year period ended August 31, 1994 and quarterly operations information for each of the fiscal years ended August 31, 1994 and 1993.

     The information in the following tables should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of
Operations" and with the Consolidated Financial
Statements and related notes thereto.

                     SELECTED FINANCIAL DATA
             (In millions, except per share amounts)

Statements of Operations Data (Years Ended August 31):
                                1994       1993       1992       1991       1990
Net operating revenue          $2,970.0  $2,394.6  $2,265.3   $2,025.7    $1,856.9
Hospital service costs          2,361.6   1,888.6   1,796.0    1,615.8     1,488.2
                                  608.4     506.0     469.3      409.9       368.7
Income (loss) before
  extraordinary charges           173.2     135.2      93.2        6.6       (53.2)
Extraordinary charges
  on early retirements
  of debt (net of taxes)            0.0      13.6     136.3        0.0         5.8
Net income (loss)
  (before preferred dividends)    173.2     121.6     (43.1)       6.6       (59.0)
Net income (loss) to common
  stockholders                  $ 173.2  $  121.6  $  (67.7)   $ (69.7)   $ (124.7)
Average shares and share
  equivalents                      87.4      83.5      76.8       60.4        58.5
Earnings (loss) per share:
  Before extraordinary
  charges                       $  1.98  $   1.62  $   0.90    $ (1.15)   $  (2.03)
  Net income (loss) per share      1.98      1.46     (0.88)     (1.15)      (2.13)

Balance Sheet Data (At August 31):

Current assets                  $ 842.2  $  670.9  $  584.1    $ 676.9    $  560.0
Property, plant and
  equipment (net)               2,253.7   1,567.5   1,554.1    1,510.2     1,466.0
Excess of purchase price
  over net assets acquired        736.2     178.6     176.7      180.9       194.5
Other assets                      135.2     119.7      64.8       77.4        73.3
  TOTAL ASSETS                  3,967.3   2,536.7   2,379.7    2,445.4     2,293.8
Current liabilities               559.1     451.8     338.8      286.7       250.2
Long-term debt                  1,740.9     948.6   1,033.9    1,150.0     1,155.6
Other liabilities                 641.7     480.6     476.2      344.8       346.3
Redeemable preferred stock          0.0       0.0       0.0      575.9       499.6
Stockholders' equity            1,025.6     655.7     530.8       88.0        42.1
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY        $3,967.3  $2,536.7  $2,379.7   $2,445.4    $2,293.8

Cash Flow Data (Years Ended August 31):

Provided by operating
  activities                   $  368.8  $  364.5  $  430.1   $  321.3    $ 348.6
Used in investing
  activities                     (509.6)   (290.8)   (155.1)     (93.5)    (111.0)
  Capital expenditures
  (included in investing
  activities)                    (221.0)   (219.5)   (178.1)    (170.3)    (120.8)
Provided by (used in) financing
  activities                       81.8     (95.0)   (400.0)     (74.3)    (105.7)

                             QUARTERLY FINANCIAL INFORMATION
                    (In thousands, except per share amounts)


                                                Fiscal 1994
                         Quarter Ended  Quarter Ended  Quarter Ended  Quarter Ended
                            8-31-94        5-31-94       2-29-94        11-30-93
Net operating revenue    $  941,905    $  753,515     $  652,521      $ 622,095
Hospital service costs      762,812       597,833        506,667        494,299
                            179,093       155,682        145,854        127,796

Income before income
  taxes                      65,766        78,335         79,758         65,411
Net income               $   41,320    $   45,648     $   47,376      $  38,852
Net income per share     $     0.44    $     0.52     $     0.56      $    0.46

                                                Fiscal 1993
                         Quarter Ended  Quarter Ended  Quarter Ended  Quarter Ended
                            8-31-93        5-31-93        2-28-93        11-30-92
Net operating revenue     $ 608,178     $ 596,726      $ 597,884      $ 591,779
Hospital service costs      496,526       466,642        461,407        463,976
                            111,652       130,084        136,477        127,803

Income before income
  taxes and extraordinary
  charges                    41,738        63,391         64,265         56,472
Extraordinary charges
  (net of taxes)                923        12,710              0              0
Net income                $  25,623     $  24,678      $  37,935      $  33,322

Income per share:
  Before extraordinary
   charges                $    0.32     $    0.45      $    0.45      $    0.40
  Extraordinary charges        0.01          0.15           0.00           0.00
Net income                $    0.31     $    0.30      $    0.45      $    0.40


Item 7.      Management's Discussion and Analysis of
          Financial Condition and Results of Operations

On October 4, 1994 the Company and Columbia/HCA
Healthcare Corporation announced the signing of a definitive merger agreement under which the Company's shareholders will receive 0.88 shares of Columbia common stock in exchange for each share of Healthtrust common stock they hold. The proposed transaction is expected to be accounted for as a pooling of interests.
The completion of the transaction is subject, among other things, to the approval of the shareholders of both companies and certain regulatory approvals. The shareholders' meetings to vote on the Merger transaction are expected to be scheduled for the first quarter of calendar 1995.

The following table sets forth certain data relating to the Company's operations as a percentage of net operating revenue for each of the past three years.

                                     Year Ended August 31,
                                1994         1993          1992

Net operating revenue           100.0%       100.0%        100.0%
Hospital service costs:
  Salaries and  benefits         37.8         37.0          37.5
  Supplies                       13.6         14.5          14.4
  Fees                           10.8         11.3          11.5
  Other expenses                 10.7         10.0           9.8
  Bad debt expense                6.6          6.1           6.1
                                 79.5         78.9          79.3

Depreciation and amortization     5.6          5.5           5.6
Interest expense                  3.8          4.2           5.2
ESOP/pension expense              1.5          1.6           1.7
Deferred compensation              -           0.2           0.4
Other income (net)               <0.5>        <0.3>         <0.2>
    Income before minority
  interests, income taxes and
  extraordinary charges          10.1          9.9           8.0
Minority interests                0.4          0.5           0.7

  Income before income taxes
  and extraordinary charges       9.7          9.4           7.3
Income tax expense                3.9          3.8           3.2
Extraordinary charges (net)        -           0.5           6.0
Net income (loss)                 5.8%         5.1%         (1.9)%


Results of Operations

    General

The Company continues to experience gross and net operating revenue increases and the Company's results of operations continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. The Company has been able to achieve increases in net operating revenue due to the higher utilization of outpatient and ancillary services, general price increases and increased severity of illness of patients admitted. Although the Company's net operating revenue has grown in each period, the impact of price increases and increases in patient acuity have been partially offset by the increasing proportion of revenue derived from fixed payment sources, including Medicare and Medicaid
(approximately 45% of the Company's net operating revenue for fiscal 1994 is related to Medicare and Medicaid patients).

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

Insurance companies, government programs (other than Medicare) and employers purchasing health care services for their employees are negotiating the amounts they will pay the health care providers rather than paying the providers standard prices. This leads to these purchasers of health care services becoming managed care payors, similar to HMO's and PPO's, in virtually all markets and making it increasingly difficult for providers to maintain their historical net revenue growth trends.

The Company acquired EPIC (which owned 34 hospitals and various related healthcare entities) and three other hospital facilities during 1994.

Congress is currently considering a variety of proposals for comprehensive health care reform, with the objectives of providing health care coverage to everyone, streamlining the administration of health care delivery and public assistance programs, developing a more rational payment approach for health care services and creating a global strategy for controlling health care costs. The Company cannot predict what reforms the Congress will eventually enact or the resulting implications for providers at this time. However, the Company believes that the delivery of primary care, emergency care, obstetrical services and rehabilitative services, on a local basis, to rural and suburban markets will be an integral component of any strategy for controlling health care costs and the Company believes it is well positioned to provide these services.

Years Ended August 31, 1994 and 1993

Net operating revenue for the Company's hospitals for the year ended August 31, 1994, increased 24.0%
(8.9% excluding EPIC) to $2.970 billion, while same hospitals net operating revenue increased 7.1%. Gross revenue during the year ended August 31, 1994, increased 27.1% (11.7% excluding EPIC) due to a 37.6% increase (18.2% excluding EPIC) in gross outpatient revenue and a 21.6% increase (8.7% excluding EPIC) in gross inpatient revenue. On a same hospitals basis, gross revenue increased 9.7% compared to the prior year, due to an 16.1% increase in gross outpatient revenue and a 6.7% increase in gross inpatient revenue.
In each case, gross revenue grew faster than net operating revenue, primarily because the patient day mix became more heavily weighted to Medicare, Medicaid and speciality unit patients (for which reimbursement rate increases have been less than implemented price increases) and increased utilization by managed care programs.

Costs of hospital services (salaries and benefits, fees, supplies, bad debt expense and other expenses) for the year ended August 31, 1994 increased 25.0%.
The 24.0% increase in net operating revenue and 25.0% increase in the costs of hospital services resulted in the operating margin decreasing from 21.1% for 1993 to 20.5% for 1994. Salaries and benefits, the largest component of hospital services, increased from 37.0% to 37.8% of net operating revenue due to higher than average expense at the facilities acquired during 1994.
Supplies expense decreased from 14.5% of net operating revenue for 1993 to 13.6% of net operating revenue for 1994, reflecting the benefits from the Company's efforts to standardize supplies and consolidate vendors. Bad debt expense has increased from 6.1% to 6.6% of net operating revenue for 1994, with higher than average expense at the facilities acquired during 1994 and 1993 contributing to this increase.

Interest expense increased from $99.8 million to $113.7 million for 1994, due primarily to the additional debt incurred to finance the acquisition of EPIC and the other 1994 acquisitions.

Income before income taxes and extraordinary charges increased $63.4 million, due primarily to the net effect of the $102.4 million increase in net operating revenue less hospital service costs and $47.3 million increase in depreciation, amortization and interest expense.

The Company's combined federal and state effective tax rate was 40.1% for both 1994 and 1993. During
1993, the Company incurred an extraordinary charge of $13.6 million (net of tax benefits) related to the early retirement of certain long term debt. No extraordinary charges where incurred during 1994.
The Company continues to generate significantl levels of cash flows from operating activities, $368.8 million in 1994 and $364.5 million in 1993. Although net income increased by $51.6 million, changes in certain working capital items (primarily a decrease in accounts payable and accrued expenses) offset the increase in net income to result in cash flow from operations remaining at a basically constant level.

Years Ended August 31, 1993 and 1992

Net operating revenue for the Company's hospitals for the year ended August 31, 1993, increased 5.7% to $2.395 billion, while same hospitals net operating revenue increased 8.6%. Gross revenue during the year ended August 31, 1993, increased 9.1% due to a 15.6%
increase in gross outpatient revenue and a 6.4% increase in gross inpatient revenue. On a same hospitals basis, gross revenue increased 12.5% compared to the prior year, due to an 18.9% increase in gross outpatient revenue and a 9.7% increase in gross inpatient revenue. In each case, gross revenue grew faster than net operating revenue, primarily because the patient day mix became more heavily weighted to Medicare, Medicaid and specialty unit patients and increased utilization by managed care programs.

Costs of hospital services (salaries and benefits, fees, supplies, bad debt expense and other expenses) for the year ended August 31, 1993 increased 5.2%. The
5.7% increase in net operating revenue and 5.2% increase in the costs of hospital services resulted in the operating margin increasing from 20.7% for 1992 to 21.1% for 1993. Salaries and benefits, the largest component of hospital services, increased 4.2%. This increase is lower than the rate of increase in net revenue and was achieved through favorable changes in work redesign, nursing skill mixes and employee retention. Supplies expense increased from 14.4% of net operating revenue for 1992 to 14.5% of net operating revenue for 1993, primarily resulting from additional expense due to changes in the Company's capitalization policy, offsetting benefits derived from the Company's efforts to consolidate vendors and negotiate contracts on a consolidated basis. Bad debt expense remained constant at 6.1% of net operating revenue for both 1993 and 1992.

Interest expense was reduced from $119.6 million for 1992 to $99.8 million for 1993, due primarily to the Company refinancing $300 million of higher rate debt at a fixed rate of 8.75% during 1993, lower interest rates on the Company's variable rate debt and benefits resulting from the Company's December 1991
Recapitalization Plan transactions.

Income before income taxes and extraordinary charges increased $61.2 million, due primarily to the $36.7 million increase in net operating revenue less hospital service costs and the $19.8 million decrease in interest expense.

The Company's combined federal and state effective tax rate was 40.1% for 1993 and 43.4% for 1992.
Although the enactment of the Revenue Reconciliation
Act of 1993 increased 1993 tax expense by approximately
$5.0 million, the utilization of capital loss carryforwards and lower effective state income tax rates offset this federal rate increase. In 1992, the effective income tax rate was increased by approximately 2.4% due to the recognition of deferred compensation expense in excess of the amount allowable for tax purposes.

The Company incurred extraordinary charges (net of tax benefits) on the early extinguishments of debts of $13.6 million in 1993 and $136.4 million in 1992.

The Company incurred dividends on preferred stock of $24.6 million during 1992. There were no preferred stock dividends in 1993.

Liquidity and Capital Resources

Healthtrust ended fiscal 1994 in the strong financial position: cash totaled $92.3 million; total assets reached $3.97 billion; stockholders' equity climbed to $1.03 billion; and debt as a percentage of total capital was at 63.0%.

Cash provided from operations continued to satisfy all of the Company's working capital, capital expenditure
(excluding EPIC and other facility acquisitions) and debt principal payment requirements. The Company generated $368.8 million of cash from operations in 1994, $364.5 million in 1993 and $430.1 million in 1992.

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

During April 1994, the Company entered into a
credit agreement with the Bank of Nova Scotia, acting
as administrative agent for the lenders (the "1994
Credit Agreement").  The 1994 Credit Agreement provides
for an aggregate of up to $1.2 billion in credit
available to the Company.    Loans under the 1994
Credit Agreement bear interest at fluctuating rates, as selected by the Company at specified times, equal to either (i) an alternate base rate (the higher of the Bank of Nova Scotia's base rate for dollar loans or the Federal Funds rate plus 50 basis points) plus 50 basis points or (ii) LIBO plus 150 basis points.

At August 31, 1994, the Company had outstanding
$415 million of term loans, $277 million of delayed term loans and $55 million of revolving loans under the 1994 Credit Agreement. At August 31, 1994, the Company had approximately $429 million of credit available under the 1994 Credit Agreement.

The Company completed its acquisition of EPIC on May 5, 1994. EPIC shareholders received $7.00 for each share of EPIC common stock (approximately $249.4 million in the aggregate) and the Company refinanced approximately $681 million and assumed approximately
$32 million of EPIC indebtedness. The acquisition was financed through the public offering of 5,980,000 shares of Healthtrust common stock at $28.25 per share, the public offering of $200 million of 10 1/4%
Subordinated Notes, borrowings under the Company's bank credit agreement and cash on hand.

The Company acquired three other hospital facilities during the fiscal year 1994 for an aggregate purchase price of approximately $156.7 million. The
Company did not renew the lease on one of the facilities acquired from EPIC that terminated in July
1994 and one of the facilities acquired from EPIC was sold during August 1994.

During fiscal 1993, the Company acquired five hospital facilities for an aggregate purchase price of $90.1 million. The Company sold one hospital facility during 1993 for approximately $85.1 million. The proceeds from this sale were received in September
1993.

During 1994, the Company spent $221 million
(excluding the EPIC and other facility acquisitions) for capital expenditures, primarily to renovate and add new equipment and technology to existing facilities, compared with $220 million in 1993 and $178 million in 1992. The Company intends to continue to invest in its existing facilities and in new facilities within its existing health care business and capital expenditures for fiscal 1995 are expected to be approximately $300 million. The Company may seek to sell certain of its hospitals from time to time. Management does not consider the sale of any assets to be necessary to repay the Company's indebtedness or to provide working capital. The Company's cash, cash expected to be generated from operations and available sources of capital are believed by management to be adequate to finance its planned future growth.

The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and Champus programs), private insurance carriers, employers, managed care programs and patients. During the year ended August 31, 1994, approximately 45% of the Company's net operating revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenue and receivables from government agencies are significant to the Company's operations, but the Company does not believe that there are any significant credit risks associated with these government agencies.
The Company does not believe that there are any other significant concentrations of revenue from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

The Company is primarily self-insured for professional and general liability risks. The unfunded reserve for professional and general liability risks was $245.4 million at August 31, 1994. Payments of professional and general liability claims aggregated
$21.3 million for the year ended August 31, 1994.  The
Company does not believe that the payment of these self-insured risks will have any significant impact on the Company's liquidity or working capital.

Revenue Reconciliation Act of 1993

Numerous provisions of the Code were revised by the Revenue Reconciliation Act of 1993. As a result of this Act, the Company's federal statutory rate was increased to 35% for fiscal 1994 and thereafter.
Management does not believe that the increased tax rate will have any significant effect on the Company's cash flow during fiscal 1995.

Inflation

The health care industry is labor intensive.
Wages and other expenses increase during periods of inflation and when shortages in the marketplace occur.
In addition, suppliers pass along rising costs to the Company in the form of higher prices. The Company has, to date, offset increases in operating costs to the Company by increasing charges for services and expanding services. The Company also has implemented cost control measures to curb increases in operating costs and expenses. The Company cannot predict its ability to cover future cost increases, and the Company's ability to increase prices is limited, in certain cases, by various federal and state laws, including federal laws that establish revenues per admission for hospital services rendered to Medicare and Medicaid patients.


Item 8.       Financial Statements and Supplementary Data

The response to this Item is submitted in a separate section of this report. See "Selected
Financial Data" and pages A-1 through A-31.

Item 9.   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure

    None
                            PART III

Item 10.       Directors and Executive Officers of
                         the Registrant


Information with respect to the Company's executive officers is contained under Item 1, "Directors and Executive Officers".

Base upon a review of reports filed with the Securities and Exchange Commission (the "Commission") under Section 16(a) of the Securities Exchange Act of
1934, as amended, and furnished to the Company during the Company's most recent fiscal year, William T.
Hjorth, a director of the Company, failed to file one report on Form 4 with the Commission on a timely basis.
Such report was filed eight calendar days after it was due and one transaction was disclosed in such report.


Item 11.             Executive Compensation

Directors who are not officers receive a fee of $20,000 per year together with $1,000 plus expenses for each Board or Committee meeting attended and are eligible for participation in the Company's Amended and Restated 1990 Directors Stock Compensation Plan (the
"Directors Plan"). Messrs. Hanselman and Hjorth were each awarded 28,290 shares under the Directors Plan in 1990 and 1991, respectively, Mr. Dee and Ms. Caldwell were each awarded stock options for 15,000 shares under such Plan in 1992 and Dr. Beaty was awarded stock options for 15,000 shares under such Plan in 1993.
Such shares or options generally vest or become exercisable in five annual increments of 20% each. The
Directors Plan is of unlimited duration and is administered by a committee of the Board of Directors, which has discretion to select participants and to determine the size of awards at the time of grant. To enable the granting of awards tailored to changing business conditions, the Directors Plan provides for awards payable in stock options, stock appreciation rights, restricted stock, restricted units, other equity based units or cash, either singly or in any combination thereof. Awards may be granted with an exercise price of less than the fair market value of the underlying Common Stock on the date of grant.
Shares will vest upon the participant's death, disability or retirement and as otherwise determined by the committee at the time of grant. The Directors Plan authorized awards of up to 188,600 shares of Common
Stock.

Mr. MacNaughton, Chairman of the Executive
Committee of the Board of Directors of the Company entered into a consulting agreement with the Company pursuant to which Mr. MacNaughton agreed to serve as a consultant to the Company following his retirement as an employee. The agreement provides that Mr.
MacNaughton will receive consulting fees of $11,250 per month plus reimbursement of expenses and certain personal benefits for services rendered and in lieu of director's fees. During fiscal year 1994 Mr.
MacNaughton received cash payments aggregating $135,000 pursuant to such consulting agreement.

In February, 1994, Ms. Caldwell entered into a consulting agreement with the Company pursuant to which Ms. Caldwell agreed to provide consulting services to the Company in connection with the further development of the Company's strategic planning. The Agreement provides that Ms. Caldwell will receive consulting fees of $1,000 per day plus reimbursement of expenses for services rendered. During fiscal year 1994 Ms.
Caldwell received payments aggregating $23,000 pursuant to such Consulting Agreement.

Compensation of Officers

The following table sets forth information concerning the annual and long-term cash compensation paid or to be paid by the Company to the Company's
Chief Executive Officer and the four most highly-compensated executive officers of the Company for services rendered to Healthtrust in all capacities during the fiscal year ending August 31, 1994 as well as the total compensation paid to each individual during the Company's three previous fiscal years:

                   Summary Compensation Table

                                                                        Long Term Compensation
                           Annual Compensation                    Awards              Payouts
        Name                                   Other       Restricted                   All Other
        and                                    Annual       Stock               LTIP    Compen-
     Principal        Fiscal  Salary   Bonus   Compen-     Award(s)  Options/  ayouts   sation
      Position         Year    ($)     ($)   sation($)(1)    ($)     SARs(#)   ($)       ($)(2)
R. Clayton McWhorter   1994 $800,000 $400,000   -       $400,000(3)333,333     0        $ 33,029(2)
Chairman of the        1993  750,000  375,000   -          0       100,000     0          24,190
Board, CEO             1992  750,000  150,000   -          0       565,800(4)  0             --
and President

W. Hudson Connery, Jr. 1994 $491,667 $200,000   -       $200,000(3) 16,667     0        $25,806(2)
Senior Vice President  1993  441,667  175,000   -          0        60,000     0         20,590
and COO                1992  375,000  100,000   -          0       200,000     0             --

Richard E Francis, Jr. 1994 $306,667 $100,000   -       $100,000(3)  9,042     0        $24,188(2)
Senior Vice President  1993  267,167  100,000   -          0        70,000     0         17,392
                       1992  192,666   75,000   -          0        30,000     0              --

Michael A. Koban, Jr.  1994 $295,000 $130,000   -       $130,000(3) 10,833     0        $22,285(2)
Senior Vice President  1993  218,334  135,000   -          0        65,000     0         17,587
                       1992  171,666   75,000   -          0        35,000     0              -

Robert M. Martin       1994 $226,667 $271,400   -       $149,270(3)  5,750     0        $22,878(2)
Vice President         1993  213,834  118,500   -          0        30,000     0         18,292
                       1992  192,666   80,000   -          0        30,000     0               -

(1) In accordance with the Securities and Exchange Commission's rules, perquisites and other personal benefits, securities or property which, in the aggregate, do not exceed the lesser of $50,000 or 10% of the annual salary and bonus for each named executive are excluded and amounts for 1992 have been omitted.

(2) In accordance with certain transition rules adopted by the Securities and Exchange Commission amounts for 1992 have been omitted. Includes contributions made by the Company during fiscal year 1994 under certain defined contribution plans and the amount of premiums paid by the Company under term life insurance and long-term disability arrangements in the following amounts respectively: McWhorter, $18,438, $6,300 and $8,291; Mr. Connery, $18,438, $2,700, and $4,668;
     Mr. Francis, $18,438, $2,700, and $3,050; Mr. Koban,
     $16,535, $2,700 and $3,050; and Mr. Martin, $16,473,
     $2,700 and $3,705.

(3) Pursuant to the Company's compensation program, participants may elect to defer receipt of their annual cash bonus and use up to 100% of such amount to purchase restricted stock at a 50% discount to the market price on the date of grant of such restricted stock. Messrs. McWhorter, Connery, Francis and Koban each deferred 100% and Mr. Martin deferred 55% of their respective 1994 annual cash bonuses and were granted 22,858, 11,429, 6,200, 7,429 and 8,530 restricted shares, respectively, all of which shares will vest on August 31, 1996. The value of such restricted shares on the grant date were respectively: Mr. McWhorter, $800,000;
     Mr. Connery, $400,000; Mr. Francis, $200,000; Mr. Koban, $260,000; and Mr Martin, $298,540. Dividends, if and when declared, will be paid on such restricted stock.

(4) Mr. McWhorter was awarded an option to purchase 565,800 shares of Common Stock at an option price per share of $14.00 in fiscal year 1992. In connection with such award Mr. McWhorter forfeited 282,900 unvested shares of Restricted Stock previously awarded to him.

     The following table sets forth certain information concerning options granted during fiscal year 1994 to the named executives:

                   Option/SAR Grants in Last Fiscal Year

                                                                             Potential Realizable
                                                                             Value at Assumed
                                                                             Annual Rates of Stock
                                                                              Price Appreciation
                                       Individual Grants                      for Option Term(2)

                        Number of     % of Total
                        Securities     Options
                        Underlying    Granted to    Exercise
                         Options      Employees in  Base Price  Expiration
      Name             Granted(#)(1)  Fiscal Year   ($/Share)    Date      5%($)      10%($)
R. Clayton McWhorter     333,333      39.50%       $23.75     12/31/03  $4,999,995 $12,624,987

W. Hudson Connery, Jr.    16,667       1.97%        23.75     12/31/03     250,005     631,263

Richard E. Francis, Jr.    9,042       1.07%        23.75     12/31/03     135,630     342,466

Michael A. Koban, Jr.     10,833       1.28%        23.75     12/31/03     162,495     410,300

Robert M. Martin           5,750       0.06%        23.75     12/31/03      86,250     217,781

(1) All such options vest and become exercisable on August 31, 1997 except 300,000 for Mr. McWhorter vest on August 31, 1996.
(2) Potential realizable value is based on an assumption that the stock price of the Company's common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.


     The following table summarizes options exercised during fiscal year 1994 and presents the value of unexercised options held by the named executives at fiscal year end:

            Aggregated Option/SAR Exercises in Last Fiscal Year
                       and FY-End Option/SAR Values

                                              Number of
                                                                 Securities                 Value of
                                                                 Underlying               Unexercised
                                                                Unexercised              In-the-Money
                                                                  Options/                 Options/
                           Shares                                at Fiscal                at Fiscal
                          Acquired            Value             Year-End(#)              Year-End($)*
                          on Exercise         Realized*         Exercisable(E)/           Exercisable(E)/
    Name                       (#)                ($)           Unexercisable(U)        Unexercisable (U)

R. Clayton McWhorter           0                   0             565,800/433,333           $9,477,150/$3,570,831

W. Hudson Connery, Jr.         0                   0             100,000/176,667       $1,600,000/$2,459,169

Richard E. Francis, Jr.        0                   0              20,000/89,042        $  247,500/$1,162,044

Michael A. Koban, Jr.          0                   0              20,000/90,833        $  247,500/$1,192,706

Robert M. Martin               0                   0                   0/65,750        $        0/$  891,500

* For all unexercised in-the-money options, values are calculated using the difference between fair market value per share of the stock at the close of business on August 31, 1994 of $30.75 and the exercise price of the option.

Employment Agreement

In December, 1993, the Company entered into an employment agreement (the "Employment Agreement") with Mr. McWhorter providing for a three-year term of employment commencing September 1, 1993 and ended
August 31, 1996.  Under the Employment Agreement,
Mr. McWhorter is entitled to an annual base salary of $800,000, subject to increases by the Board of Directors, and is eligible to participate in all executive compensation and employee benefit plans or programs applicable to senior management employees of the Company including such incentive bonuses as the Board of Directors may determine from time to time.
Under the Employment Agreement, Mr. McWhorter's employment may be terminated by the Company for cause, in which event the Company's obligation to pay
Mr. McWhorter's salary after termination would cease.
In the event Mr. McWhorter becomes disabled or dies during the term of the Employment Agreement, the Company could terminate his employment and pay to him or his estate, as the case may be, disability or death benefits, equal to his salary then in effect, until the later of (i) August 31, 1996 and (ii) one year from the date of such termination.

Severance Protection Agreements

The Company's Board of Directors has authorized the Company to enter into Severance Protection
Agreements with approximately 70 employees
("Executives"), including the named executives. Such agreements are expected to provide that if, within 24 months following a Change of Control (as defined therein), the Executive's employment is terminated by the Company without Cause (as defined therein) or due to a Disability (as defined therein) or by the Executive with Good Reason (as defined therein), the Executive will be entitled to receive a lump sum severance payment equal to one, two or three times annual base salary (two times annual base salary for Mr. Martin and three times annual base salary for each of the other named executives) plus a pro rata bonus for the fiscal year in which termination occurs. In addition, the Executive would be entitled to continued coverage under the Company's medical benefit plans for up to 18 months (or until such earlier date as the Executive obtains comparable medical coverage from a new employer).

The Severance Protection Agreements are expected to provide that if any payment made thereunder would be subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, such payment will be reduced to the extent necessary such that the remaining payment would not be subject to the excise tax. It is anticipated that each Severance Protection
Agreement will have a two-year term, provided that no agreement will expire earlier than two years after the occurrence of a Change in Control.


Compensation Committee Interlocks and Insider
Participation.

Directors Hanselman, Hjorth and MacNaughton comprise the Committee. Mr. MacNaughton is a former employee of the Company and currently performs consulting services for the Company. The Company intends to retain the services of Mr. MacNaughton in the next fiscal year.


Item 12.  Security Ownership of Certain Beneficial
Owners and                                   Management

The following table sets forth as of November 15, 1994 the number of shares of Common Stock of the Company held beneficially, directly or indirectly, by each person or entity owning of record, or known by the Company to own beneficially, more than five percent of the outstanding Common Stock of the Company, by each director and each executive officer named in the Summary Compensation Chart below, individually, and by all officers and directors as a group, together with the percentage of the outstanding shares which such ownership represents.

Name and Address                        Beneficial Ownership(1)
of Beneficial Owner(2)                No. of Shares      Percent

Healthtrust, Inc.-The Hospital
  Company 401(k) Retirement Plan(3)      25,768,044       28.4%
Mellon Bank Corporation(4)                5,230,000        5.8%
R. Clayton McWhorter                      1,200,264        1.3%
W. Hudson Connery, Jr.                      240,178         *
Michael A. Koban, Jr.                       143,004         *
Harry N. Beaty, M.D.                          3,500         *
Alethea O. Caldwell                           6,000         *
Robert F. Dee                                 7,000         *
Richard W. Hanselman                         10,000         *
William T. Hjorth                            21,941         *
Donald S. MacNaughton                       208,754         *
Richard E. Francis                          112,857         *
Robert M. Martin                            110,026         *
All directors and officers
 as a group (25 persons)                  2,847,991        3.0%

(1) The beneficial owner has both sole voting and sole investment power with respect to these shares except as set forth in this or other footnotes below. Not included in such number of shares beneficially owned are shares subject to options becoming exercisable in more than sixty days. Included in such number of shares beneficially owned are options which are currently exercisable or will be exercisable within sixty days as follows: Mr. McWhorter, 565,800 options; Mr. Connery, 100,000 options; Mr. Koban, 20,000 options; Dr. Beaty, 3,000 options; Ms. Caldwell, 6,000 options; Mr. Dee, 6,000 options; Mr. Francis, 20,000 options; and all 25 directors and officers as a group, 1,031,800 options. In addition, one director shares investment power with such director's spouse with respect to 500 shares and one director and one officer share voting power with such director's or officer's spouse with respect to 150,000 and 12,000 shares respectively. Included are shares allocated to such persons under the Company's retirement plans as follows: Mr. McWhorter, 17,424 shares; Mr. Connery, 8,948 shares; Mr. Koban, 9,103 shares; Mr. Francis, 8,476 shares; Mr. Martin, 8,039 shares; and all 25 directors and officers as a group, 131,687 shares.
(2) The address for the Retirement Plan and for Ms. Caldwell and Messrs. McWhorter, Connery, Koban, Beaty, Dee, Hanselman, Hjorth, MacNaughton, Francis and Martin is c/o Healthtrust, Inc. - The Hospital Company, 4525 Harding Road, Nashville, Tennessee 37205.
(3) Shares held by the Retirement Plan are voted by the Trustee in accordance with directions given by employees participating in the Plan. Shares allocated to participants are voted with respect to all matters submitted to stockholders only in accordance with instructions of such participants. The Trustee may respond to tender or exchange offers only in accordance with the instructions of participants to whom shares have been allocated. Under certain circumstances, the Trustee may be required to override participants' voting directions or vote allocated shares for which no directions are received.
(4) Based upon information set forth in the report on Schedule 13G dated February 10, 1994 filed with the Securities and Exchange Commission by Mellon BankCorporation and certain of its subsidiaries ("Mellon"). According to such Schedule 13G report, Mellon has sole voting power over 3,657,000 of such shares and shared investment power over 1,232,000 of such shares. According to such Schedule 13G report, Mellon's address is one Mellon Bank Center, Pittsburgh, Pennsylvania 15258.

(*)  Less than 1%


Item 13. Certain Relationships and Related Transactions

Except as described under Executive Compensation with respect to certain directors and executive officers, during fiscal year 1994 the Company's executive officers and directors were not indebted to, and did not have significant business relations with, the Company. In addition, none of these individuals expect to become indebted to, or have such significant business relations with, the Company during fiscal year
1995.

In general, officers are elected by the Board of Directors annually and serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and
Report on Form 8-K

     (a)(1) and (2)  List of Financial Statements and
Financial Statement Schedules.  The response to this portion of
Item 14 is submitted as a separate section of this report. See page A-1.


     (a)(3)          List of Exhibits.

Page       Description

2.1       -Agreement and Plan of Merger, dated
          October 4, 1994, among Columbia/HCA Healthcare
          Corporation, COL Acquisition Corporation and the Company.

2.2 -Agreement and Plan of Merger, dated as of January 9, 1994, among the Company, Odyssey
          Acquisition Corp. and EPIC Holdings.
          Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 10, 1994.

3.1       -Restated Certificate of Incorporation of the
          Company, as amended to date. Incorporated by reference to Exhibit 3.1 to the Company's Annual
          Report on Form 10-K for the fiscal year ended
          August 31, 1993.

3.2       -Bylaws of the Company, as amended to date.

4.1 -Rights Agreement, dated as of July 8, 1993, between the Company and First Union National Bank of North Carolina, as Rights Agent. Incorporated by reference to Exhibit 1 to the Company's
          Registration Statement on Form 8-A dated July 12, 1993.

4.2 -Indenture, dated as of March 30, 1993, between the Company and The First National Bank of Boston, as
          Trustee, relating to the Company's 8-3/4% Subordinated
          Debentures due 2005 and the Company's 10 1/4% Subordinated Notes due 2004. Incorporated by reference to
          Exhibit 2 to the Company's Registration Statement on Form 8-A dated April 22, 1993.

4.3 -Indenture, dated as of May 1, 1992, between the Company and The First National Bank of Boston, as
          Trustee, relating to the Company's 10 3/4% Subordinated
          Notes due 2002. Incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992.

4.4       -Warrant Certificate, dated September 17, 1987.
          Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1
          No. 33-19163.

4.5       -Warrants and Common Stock Registration
          Rights Agreement, dated as of September 17,
          1987, by and between the Company and the Purchasers set forth therein. Incorporated by reference to Exhibit 4.9 to the Company's
          Registration Statement on Form S-1 No. 33-19163.

4.6 -Credit Agreement, dated as of April 28, 1994, as amended as of May 1994, by and among the Company, certain financial institutions as lenders and The Bank of Nova Scotia ("Scotia Bank") as Administrative Agent. Incorporated by reference to Exhibit 99.4 to the Company's
          Current Report Form 8-K dated May 5, 1994.

4.6(a)    -Subsidiary Guaranty Agreement, dated as of
          April 28, 1994, by the Subsidiaries of the Company, in favor of Scotiabank as collateral agent for and representative of the Guarantied Parties.

4.6(b)    -Borrower Stock Pledge Agreement, dated as of
          April 28, 1994, by the Company, in favor of Scotiabank as collateral agent for and representative of the Lender Parties.

4.6(c)    -Subsidiary Stock Pledge Agreement, dated as of
          April 28, 1994, by the Subsidiaries of the Company, in favor of Scotiabank as collateral agent for and representative of the Secured Parties.

10.1      -Healthtrust, Inc. - The Hospital Company
          Employee Stock Ownership Trust Agreement, dated as of September 17, 1987, by and between the Company and First American
          Trust Company, as trustee of the Healthtrust, Inc. - The Hospital Company Employee Stock
          Ownership Trust ("First American").
          Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 No. 33-19163.

10.1(a)   -Healthtrust, Inc. - The Hospital Company
          Employee Stock Ownership Plan, effective
          September 17, 1987.  Incorporated by
          reference to Exhibit 10.1(a) to the
          Company's Registration Statement on
          Form S-1 No. 33-19163.

10.1(b) -First Amendment to the Healthtrust, Inc. - The Hospital Company Employee Stock Ownership
          Plan adopted June 23, 1988. Incorporated by reference to Exhibit 10.1(h) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, on file at the Securities and Exchange Commission Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, File No. 1-10915.

10.1(c)   -Second Amendment to Healthtrust, Inc. - The
          Hospital Company Employee Stock Ownership
          Plan adopted April 7, 1989. Incorporated by reference to Exhibit 10.1(i) to Company's
          Registration Statement on Form S-1 No. 33-19660.

10.1(d)   -Third Amendment to Healthtrust, Inc. - The
          Hospital Company Employee Stock Ownership
          Plan adopted October 15, 1991. Incorporated by reference to Exhibit 10.4(i) to the Company's
          Registration Statement on Form S-1 No. 33-42225.

10.1(e)   -Memorandum of Understanding, dated November
          15, 1991, by and between the Company and the Administrative Committee of the Healthtrust, Inc.- The Hospital Company Employee Stock Ownership Plan. Incorporated by reference to Exhibit 10.4(m) to the Company's Registration Statement on Form S-1 No. 33-42225.

10.2      -Employment Agreement, dated as December 21,
          1993, by and between the Company and
          R. Clayton McWhorter.

10.3      -Amended and Restated 1990 Directors Stock
          Compensation Plan of the Company, adopted on October 15, 1991. Incorporated by reference to Exhibit 28.8 to the Company's Current
          Report on Form 8-K dated February 4, 1992.

10.4      -Amended and Restated 1990 Stock Compensation
          Plan of the Company adopted, October 15, 1991.
          Incorporated by reference to Exhibit 28.7 to the Company's Current Report on Form 8-K dated February 4, 1992.

10.5 -1988 Supplemental Stock Plan of Company, adopted September 8, 1988. Incorporated by referenced to Exhibit 10.35 to the Company's
          Annual Report on Form 10-K for the fiscal year ended August 31, 1988, on file at the Securities and Exchange Commission Public Referenced Room,
          450 Fifth Street, N.W., Washington, D.C., 20549,
          File No. 1-10915.

10.6 -Trust Agreement, dated as of August 31, 1988, by and between the Company and Dominion Trust
          Company of Tennessee ("Dominion"). Incorporated by reference to Exhibit 10.36 to the Company's
          Annual Report on Form 10-K for the fiscal year ended August 31, 1988, on file at the Securities and Exchange Commission Public Reference Room,
          450 Fifth Street, N.W., Washington, D.C., 20549,
          File No. 1-10915.

10.6(a) -First Amendment to Trust Agreement, dated as of January 31, 1990, between the Company and Dominion. Incorporated by reference to
          Exhibit 10.36(a) to the Company's Registration
          Statement on Form S-1 No. 33-19960.

10.7      -Description of Healthtrust, Inc. Transferred
          Assets Retirement Program. Incorporated by reference to Exhibit 10.38 to the Company's
          Annual Report on Form 10-K for the fiscal year ended August 31, 1988, on file at the Securities and Exchange Commission Public Reference Room,
          450 Fifth Street, N.W., Washington, D.C.  20549,
          File No. 1-10915.

10.7(a)   -First Amendment to the Healthtrust, Inc.
          Transferred Assets Retirement Program.
          Incorporated by reference to Exhibit 10.38(a) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, on file at the Securities and Exchange Commission
          Public Reference Room, 450 Fifth Street, N.W.,
          Washington, D.C.  20549, File No. 1-10915.

10.7(b)   -Second Amendment to the Healthtrust, Inc.
          Transferred Assets Retirement Program.
          Incorporated by reference to Exhibit 10.38(b) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1988, on file at the Securities and Exchange Commission
          Public Reference Room, 450 Fifth Street, N.W.,
          Washington, D.C.  20549, File No. 1-10915.

10.7(c)   -Trust Agreement for Healthtrust, Inc. Frozen
          Money Purchase Plan. Incorporated by reference to Exhibit 10.38(c) to the Company's Annual
          Report on Form 10-K for the fiscal year ended
          August 31, 1988, on file at the Securities and Exchange Commission Public Reference Room, 450
          Fifth Street, N.W., Washington, D.C., 20549,
          File No. 1-10915.

10.7(d)   -Trust Agreement for Healthtrust, Inc. Frozen
          Profit Sharing Plan. Incorporated by reference to Exhibit 10.38(d) to the Company's Annual
          Report on Form 10-K for the fiscal year ended
          August 31, 1988, on file at the Securities and Exchange Commission Public Reference Room, 450
          Fifth Street, N.W., Washington, D.C.  20549,
          File No. 1-10915.

10.7(e)   -Trust Agreement for Healthtrust, Inc.
          Frozen 401(k) Plan.  Incorporated by
          reference to Exhibit 10.38(e) to the Company's
          Annual Report on Form 10-K for the fiscal year ended August 31, 1988, on file at the Securities and Exchange Commission Public
          Reference Room, 450 Fifth Street, N.W.,
          Washington, D.C.  20549, File No. 1-10915.

10.8 -Healthtrust, Inc. - The Hospital Company 401(k) Retirement Program effective January 1, 1992. Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992.

10.8(a) -Trust Agreement, effective as of January, 1992, by and between the Company and Third National
          Bank of Tennessee. Incorporated by reference to Exhibit 10.8(a) to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1992.

10.9 -Consulting Agreement, dated April 14, 1994, between the Company and Donald S. MacNaughton.

10.10 -Consulting Agreement, dated February 28, 1994, between the Company and Alethea O. Caldwell.

10.11     -Form of Severance Protection Agreement.

10.12     -Amended and Restated ESOP Agreement, dated as of
          March 17, 1994, among the Company, Odyssey Acquisition
          Corp., EPIC Holdings, Inc., EPIC Healthcare Group, Inc., U.S. Trust Company of California, N.A. and the
          ESOP Committee.  Incorporated by reference to
          Exhibit 2.2 to the Company's Registration Statement on Form S-3 No. 33-52401.

10.13     -Executive Management Total Direct Compensation Program

11        -Statement re:  Computation of Per Share Earnings.

22        -List of Subsidiaries of the Company.

24        -Consent of Ernst & Young LLP.

25        -Powers of Attorney.

27        -Financial Data Schedule

Exhibits are included in a separate bound volume or volumes.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended August 31, 1994.

(c)  Exhibits.

The exhibits required by Item 601 of Regulation S-
K are filed with this report or are incorporated by this reference herein and are contained in the Exhibits listed in response to Item 14(a)(3).

(d)  Financial Statement Schedules Required by
Regulation S-X.

Reference is hereby made to page A-1 and pages A-29 through A-31 of this report for the financial statement schedules required by Regulation S-X.

                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of November, 1994.

HEALTHTRUST, INC. - THE HOSPITAL COMPANY


By:s/ R. Clayton McWhorter
   R. Clayton McWhorter
   Chairman, Chief Executive
   Officer and President

          Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name                     Title                     Date

s/R. Clayton McWhorter   Chairman, Chief           November 22, 1994
R. Clayton McWhorter     Executive Officer
                         and President; Director
                         (Principal Executive
                         Officer)

*/W. Hudson Connery, Jr. Senior Vice President     November 22, 1994
W. Hudson Connery, Jr.   and Chief Operating
                         Officer; Director

*/Donald S. MacNaughton  Director                  November 22, 1994
Donald S. MacNaughton


*/Richard W. Hanselman   Director                  November 22, 1994
Richard W. Hanselman


*/Robert F. Dee          Director                  November 22, 1994
Robert F. Dee

*/Alethea O. Caldwell    Director                  November 22, 1994
Alethea O. Caldwell


*/William T. Hjorth      Director                  November 22, 1994
William T. Hjorth


*/Harry N. Beaty, M.D.   Director                  November 22, 1994
Harry N. Beaty, M.D.


s/Michael A. Koban, Jr.  Senior Vice President     November 22, 1994
Michael A. Koban, Jr.    (Principal Financial
                         Officer) Director


s/Kenneth C. Donahey     Senior Vice President     November 22, 1994
Kenneth C. Donahey       (Principal Accounting
                         Officer)

*By:s/ Michael A. Koban, Jr.                       November 22, 1994
Michael A. Koban, Jr.
(Attorney-in-Fact)

                        ANNUAL REPORT ON FORM 10-K
                          ITEM 14 (a)(1) and (2)

                 HEALTHTRUST, INC. - THE HOSPITAL COMPANY
           INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULES

The following consolidated financial statements of the Company are included in response to Item 8:

                                                        Page No.

Report of Independent Auditors...........................  A-2

Consolidated Balance Sheets - August 31, 1994 and 1993...  A-3

Consolidated Statements of Operations - Years
    Ended August 31, 1994, 1993 and 1992.................  A-5

Consolidated Statements of Stockholders'
    Equity - Years Ended August 31, 1994, 1993 and 1992..  A-6

Consolidated Statements of Cash Flows -
    Years Ended August 31, 1994, 1993 and 1992...........  A-7

Notes to Consolidated Financial Statements...............  A-9

The following financial statement schedules of the Company are included in Item 14(d):

Schedule V - Property, Plant and Equipment............... A-29

Schedule VI - Accumulated Depreciation, Depletion and
    Amortization of Property, Plant and Equipment........ A-30

Schedule VIII - Valuation and Qualifying Accounts........ A-31

All other schedules of the Company for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to financial statements and therefore have been omitted.

                          Audited Consolidated
                          Financial Statements



                Healthtrust, Inc. - The Hospital Company




               Years Ended August 31, 1994, 1993 and 1992
                  with Report of Independent Auditors



Report of Independent Auditors


Board of Directors
Healthtrust, Inc.-The Hospital Company

We have audited the accompanying consolidated balance sheets of Healthtrust, Inc.-The Hospital Company as of August 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1994. Our audits also included the financial statement schedules listed in the Index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthtrust, Inc.-The Hospital Company at August 31, 1994 and 1993, and the consolidated results of operations and cash flows for each of the three years in the period ended August 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                        Ernst & Young LLP


Nashville, Tennessee
October 14, 1994



Healthtrust, Inc. - The Hospital Company
Consolidated Balance Sheets

                                                       August 31,
                                                  1994            1993
                                                     (In Thousands)
Assets
Current assets:
  Cash and cash equivalents                   $   92,327       $  151,346
  Accounts receivable, less allowances
      for doubtful accounts of $175,838
      in 1994 and $107,758 in 1993               549,554           346,491
  Receivables from hospital sales                      -            95,653
  Supplies                                        86,576            51,740
  Other current assets                           113,752            25,692

Total current assets                             842,209           670,922

Property, plant and equipment:
  Land                                           214,536           141,148
  Buildings and improvements                   1,495,829           987,372
  Equipment                                    1,168,015           895,190
  Construction in progress                       112,179           144,655

                                               2,990,559         2,168,365
Less accumulated depreciation                    736,863           600,853
                                               2,253,696         1,567,512

Excess of purchase price over net assets
  acquired                                       736,189           178,549
Unamortized loan costs                            26,768            16,978
Investments in affiliates                         58,404            56,154
Other assets                                      50,016            46,598

                                              $3,967,282      $  2,536,713

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                            $  153,821       $    109,545
  Employee compensation and benefits             189,317            118,545
  Interest payable                                43,373             29,229
  Income taxes payable                                 -             26,047
  Other accrued liabilities                      128,011             67,848
  Current maturities of long-term debt            44,543            100,605

Total current liabilities                        559,065            451,819

Long-term debt                                 1,740,872            948,604
Deferred income taxes                             91,230            133,385
Deferred professional liability risks            215,503            140,124
Other liabilities                                335,008            207,124

Stockholders' equity:

  Common stock, $.001 par value - authorized
      400,000,000 shares, issued and
      outstanding 90,733,447 in 1994 and
      81,065,074 in 1993                              91                 81
  Paid-in capital                              1,021,929            826,350
  Deferred compensation                                -             (1,162)
  Retained earnings (deficit)                      3,584           (169,612)
                                               1,025,604            655,657

                                              $3,967,282        $ 2,536,713

See accompanying notes.


Healthtrust, Inc. - The Hospital Company

Consolidated Statements of Operations


                                                     Year Ended August 31,
                                            1994             1993             1992
                                           (In Thousands, except per share data)
Net operating revenue                   $ 2,970,036     $  2,394,567      $  2,265,265

Costs and expenses:
  Hospital service costs:
    Salaries and benefits                1,121,496           886,645           850,723
    Supplies                               404,734           346,972           325,874
    Fees                                   321,973           270,063           259,745
    Other expenses                         317,395           239,333           222,582
    Bad debt expense                       196,013           145,538           137,074
                                         2,361,611         1,888,551         1,795,998

  Depreciation and amortization            166,001           132,688           127,509
  Interest                                 113,741            99,787           119,556
  ESOP/pension expense                      44,497            38,991            38,725
  Deferred compensation expense              1,162             4,279             8,104
  Other income (net)                       (15,686)           (7,553)           (4,617)
                                         2,671,326         2,156,743         2,085,275

  Income before minority interests,
    income taxes and extraordinary
    charges                                298,710           237,824           179,990

  Minority interests                         9,440            11,958            15,316

  Income before income taxes
    and extraordinary charges              289,270           225,866           164,674

  Income tax expense                       116,074            90,675            71,432

  Income before extraordinary charges      173,196           135,191            93,242

  Extraordinary charges on early
     extinguishments of debt (net of tax
     benefits of $7,723 and $27,959)             -            13,633           136,352

  Net income (loss)                        173,196           121,558           (43,110)

  Dividends paid and discount accretion on
      preferred stock                            -                 -            24,582

  Net income (loss) to common stockhold $  173,196      $    121,558      $    (67,692)

  Weighted average common shares        87,444,065        83,540,815        76,769,481


  Income (loss) per common share:
    Income before extraordinary charges $     1.98      $       1.62      $       0.90
    Extraordinary charges                        -              0.16              1.78

  Net income (loss)                     $     1.98      $       1.46      $      (0.88)

See accompanying notes.




Healthtrust, Inc. - The Hospital Company
Consolidated Statements of Stockholders' Equity

                                                     Notes                       Retained
                              Common      Paid-In    Receivable     Deferred     Earnings
                              Stock       Capital    From ESOP    Compensation   (Deficit)
                                                   (In Thousands)
Balances at September 1, 1991  $   60   $  748,612   $(392,739)   $ (19,890)   $ (248,060)

   Issuance of common stock        40      525,209
   Purchase of common stock        (3)     (31,291)
   Receipt and retirement of
       common stock in
       satisfaction of notes
       receivable from ESOP       (24)    (384,728)    384,752
   Shares forfeited under
       stock benefit plans                  (6,264)                   6,264
   Deferred compensation
       accrual                                                        8,104
   ESOP accrual                                          7,987
   Dividends paid and discount
       accretion on preferred
       stock                               (24,582)
   Other                            8          491
   Net loss                                                                       (43,110)

Balances at August 31, 1992        81      827,447           0       (5,522)     (291,170)

   Deferred compensation
       accrual                                                       4,279
   Other                                    (1,097)                     81
   Net income                                                                    121,558

Balances at August 31, 1993        81      826,350           0      (1,162)     (169,612)

   Issuance of common stock        10      196,535
   Deferred compensation
       accrual                                                       1,162
   Other                                     (956)
   Net income                                                                    173,196

Balances at August 31, 1994    $   91  $1,021,929    $       0    $       0    $   3,584

See accompanying notes.




Healthtrust, Inc. - The Hospital Company
Consolidated Statements of Cash Flows

                                                        Year Ended August 31,
                                                        1994            1993            1992
                                                          (In Thousands)
Operating activities

Net income (loss)                                   $  173,196      $  121,558      $  (43,110)
Adjustments to reconcile net income
   (loss) to cash flows provided by operating
    activities:
   Depreciation                                        151,955         124,781         119,993
   Extraordinary charges                                     -          21,356         164,311
   Noncash ESOP/pension expense                         32,413          13,467          38,725
   Noncash professional liability expense               15,570          12,112          21,079
   Amortization                                         14,046           7,907           7,516
   Deferred tax expense (benefit)                       71,231         (31,735)         35,300
   Decrease in accounts
       and agency receivables                            7,683          10,151          41,605
   Increase (decrease) in accounts payable
       and accrued liabilities                         (89,725)         78,413          19,302
   Other                                                (7,618)          6,529          25,386

Net cash provided by operating activities              368,751         364,539         430,107

Investing activities

Acquisition of hospital facilities                    (380,916)       (101,935)              -
Purchases of property, plant and
    equipment                                         (220,975)       (219,506)       (178,138)
Proceeds from sales of property, plant
    and equipment                                       97,349          38,583          24,282
Other                                                   (5,054)         (7,977)         (1,250)

Net cash used in investing activities               $ (509,596)     $ (290,835)     $ (155,106)

Financing activities

Principal payments on long-term debt                $ (452,682)     $ (628,750)     $ (613,521)
Proceeds from long-term borrowings                   1,128,000         832,000       1,440,000
Proceeds from common stock issuances                    172,849               -         525,249
Purchase of common stock                                     -          (4,498)        (31,294)
Purchase of preferred stock and warrants                     -               -        (600,000)
Purchase of long-term debt securities                 (754,081)       (283,483)     (1,070,411)
Payment of debt issuance costs                         (12,260)        (10,227)        (50,039)
Net cash provided by (used in) financing activities     81,826         (94,958)       (400,016)
Increase (decrease) in cash and cash
    equivalents                                        (59,019)        (21,254)       (125,015)

Cash and cash equivalents at beginning
    of year                                            151,346         172,600         297,615

Cash and cash equivalents at end of year            $   92,327      $  151,346      $  172,600
Cash paid during the year for:
   Interest                                         $  101,481      $  103,236      $   97,096
   Income taxes                                     $   90,585      $   83,931      $    9,996

See accompanying notes.



Healthtrust, Inc. - The Hospital Company
Consolidated Statements of Cash Flows

                                                                Year Ended August 31,
                                                        1994            1993            1992
                                                                  (In Thousands)
Operating activities

Net income (loss)                                   $  173,196      $  121,558      $  (43,110)
Adjustments to reconcile net income
   (loss) to cash flows provided by operating
    activities:
   Depreciation                                        151,955         124,781         119,993
   Extraordinary charges                                     -          21,356         164,311
   Noncash ESOP/pension expense                         32,413          13,467          38,725
   Noncash professional liability expense               15,570          12,112          21,079
   Amortization                                         14,046           7,907           7,516
   Deferred tax expense (benefit)                       71,231         (31,735)         35,300
   Decrease in accounts
       and agency receivables                            7,683          10,151          41,605
   Increase (decrease) in accounts payable
       and accrued liabilities                         (89,725)         78,413          19,302
   Other                                                (7,618)          6,529          25,386

Net cash provided by operating activities              368,751         364,539         430,107

Investing activities

Purchases of property, plant and
    equipment                                         (601,891)       (321,441)       (178,138)
Proceeds from sales of property, plant
    and equipment                                       97,349          38,583          24,282
Other                                                   (5,054)         (7,977)         (1,250)

Net cash used in investing activities               $ (509,596)     $ (290,835)     $ (155,106)

Financing activities

Principal payments on long-term debt                $ (452,682)      (628,750)     $ (613,521)
Proceeds from long-term borrowings                   1,128,000        832,000       1,440,000
Proceeds from common stock issuances                   172,849              -         525,249
Purchase of common stock                                     -         (4,498)        (31,294)
Purchase of preferred stock and warrants                     -              -        (600,000)
Purchase of long-term debt securities                 (754,081)      (283,483)      1,070,411
Payment of debt issuance costs                         (12,260)       (10,227)        (50,039)
Net cash provided by (used in) financing
    activities                                          81,826        (94,958)       (400,016)
Increase (decrease) in cash and cash
    equivalents                                        (59,019)       (21,254)       (125,015)
Cash and cash equivalents at beginning
    of year                                            151,346        172,600         297,615

Cash and cash equivalents at end of year            $   92,327      $ 151,346      $  172,600
Cash paid during the year for:
   Interest                                         $  101,481      $ 103,236      $   97,096
   Income taxes                                     $   90,585      $  83,931      $    9,996

See accompanying notes.






1.  Accounting Policies

Healthtrust, Inc. - The Hospital Company (the "Company") is engaged primarily in the operation of hospitals and other medical facilities. The majority of the Company's hospitals and other medical facilities were acquired from a subsidiary of Hospital Corporation of America ("HCA") during September 1987. HCA merged with Columbia Hospital Corporation to form Columbia/HCA Healthcare Corporation ("Columbia") during 1994.

The Company is structured so that employees of the Company have a significant beneficial ownership of the Company's common stock through their participation in the Company's benefit plans.


Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and all its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates (20% to 50% ownership) are recorded using the equity method of accounting.


Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.


Accounts Receivable

The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and Champus programs), private insurance carriers, employers, managed care programs and patients. During the years ended August 31, 1994 and 1993, approximately 45% and 42%, respectively, of the Company's net operating revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenue and receivables from government agencies are significant to the Company's operations, but the Company does not believe that there are any significant credit risks associated with these government agencies. 1. Accounting Policies (continued)

The Company does not believe that there are any other significant concentrations of revenue from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.


Supplies

Supplies are recorded at the lower of cost (first-in, first-out) or market.


Property, Plant and Equipment

Property, plant and equipment is recorded at cost.

Depreciation is computed by the straight-line method over the estimated useful lives of the buildings and improvements (principally 20 to 40 years) and equipment (principally 4 to 20 years).

Interest incurred during the construction or improvement of a facility is capitalized as part of the cost of the constructed assets. Interest capitalized totaled $4.7 million, $8.4 million and $5.0 million for fiscal 1994, 1993, and 1992, respectively.


Intangible Assets

The excess of purchase price over the fair value of net assets of purchased subsidiaries is being amortized over periods of 5 to 40 years using the straight-line method. Accumulated amortization of the excess of purchase price over net assets acquired was $50.1 million and $37.8 million at August 31, 1994 and 1993, respectively. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of cash flows. Costs incurred in obtaining long-term financing are deferred and amortized by the interest method over the term of the related debt and such amortization is included in interest expense. Accumulated amortization of deferred financing costs was $4.5 million and $2.0 million at August 31, 1994 and 1993, respectively.


1.  Accounting Policies (continued)

Net Operating Revenue

Net operating revenue is based on established billing rates less allowances and discounts for patients covered by Medicare, Medicaid and other contractual programs. Payments received under these programs, which are based on either predetermined rates or the costs of services, are generally less than the established billing rates of the Company's hospitals, and the differences are recorded as contractual adjustments or policy discounts. Net operating revenue is net of contractual adjustments and policy discounts of $1,864.9 million, $1,409.6 million and $1,227.4 million for fiscal 1994, 1993, and 1992, respectively. The provision for bad debts is included in operating expenses.


Income Taxes

The Company files a consolidated federal income tax return which includes all of its eligible subsidiaries.

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for
Income Taxes". Under SFAS No. 109, deferred tax assets and/or liabilities are determined by multiplying the difference between the financial reporting and tax reporting bases of assets and liabilities by the tax rate, determined in accordance with enacted tax laws, that will be effective when such differences reverse.


Income (Loss) Per Common Share

Income (loss) per share of common stock is based upon the net income (loss) applicable to common stockholders and the weighted average number of shares and share equivalents outstanding during each period.

Fully diluted per common share data is not presented since the effect would be antidilutive or dilute earnings per share by less than three percent (3%).


2.  Acquisitions, Dispositions, and Joint Ventures

1994 Activities

    Acquisition of EPIC Holdings

The Company completed its acquisition of EPIC Holdings, Inc. (EPIC) on
May 5, 1994 (effective May 1, 1994 for accounting purposes). EPIC currently owns and operates 32 hospitals in 10 states.

EPIC shareholders received $7.00 for each share of EPIC common stock (approximately $249.4 million in the aggregate) and the Company refinanced approximately $681 million and assumed approximately $32 million of EPIC indebtedness. The acquisition was financed through the public offering of 5,980,000 shares of Healthtrust common stock at $28.25 per share, the public offering of $200 million of 10 1/4% Subordinated Notes, borrowings under the Company's bank credit agreement and cash on hand.

The acquisition was recorded using the purchase method of accounting and EPIC's results of operations are included in the Company's consolidated financial statements for periods subsequent to April 30, 1994. The purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. Goodwill resulting from the purchase price allocation (approximately $545.8 million) is being amortized over 40 years using the straight-line method.

The following unaudited pro forma information has been prepared assuming the acquisition occurred at the beginning of the periods presented (dollars in millions, except per share data).

                                                  Year Ended
                                                  August 31
                                              1994        1993


Net operating revenue                      $ 3,718.4    $3,413.7

Net income before extraordinary charge     $   166.3    $  125.9
Net income                                 $   166.3    $   90.4

Earnings per share:
      Net income before extraordinary
        charge                             $    1.82    $   1.42
      Net income                           $    1.82    $   1.02


2.  Acquisitions, Dispositions, and Joint Ventures (continued)

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any operational efficiencies that might be obtained from combined operations.


    Other Acquisitions and Dispositions

The Company acquired three other hospital facilities during fiscal 1994 for an aggregate purchase price of approximately $156.7 million. These acquisitions were recorded using the purchase method of accounting and the aggregate purchase price in excess of the fair value of net assets acquired was approximately $17.7 million. The results of operations of the acquired facilities subsequent to the acquisition dates have been included in the consolidated statements of operations.

The Company did not renew the lease on one of the facilities acquired from EPIC that terminated in July 1994 and one of the facilities acquired from EPIC was sold during August 1994. No gain or loss was recognized on either of these transactions.


1993 Activities

During August 1993, the Company sold one facility for approximately $85.1 million (recognizing a pretax gain of approximately $38.3 million) and sold its 40% interest in a two-hospital joint venture for approximately $14.3 million (recognizing a pretax loss of approximately $3.0 million). The Company also recorded reserves of approximately $38.5 million related to certain facilities that were expected to be sold or closed. These transactions were all recorded in other income (net). Approximately $95.7 million of the proceeds from the hospital sales was not received until September 1993 and such amount was recorded as a receivable at August 31, 1993.

The Company acquired five hospital facilities during fiscal 1993 for an aggregate purchase price of approximately $90.1 million. These acquisitions were recorded using the purchase method of accounting and the aggregate purchase price in excess of the fair value of net assets acquired was approximately $11.2 million. The results of operations of the acquired facilities subsequent to the acquisition dates have been included in the consolidated statements of operations.

2.  Acquisitions, Dispositions, and Joint Ventures (continued)

Three of the Company's hospitals entered into joint venture alliances with other health care providers during the 1993 fiscal year. The Company does not own a majority interest in these ventures and is using the equity method of accounting to record its share of their operations.


1992 Activities

During fiscal 1992, the Company completed the sale of four hospitals. The losses incurred on three of these facilities had been recorded during fiscal 1991. The loss incurred on the fourth facility sold during fiscal 1992 of approximately $0.5 million is included in other income (net).


3.  Long-Term Debt

The Company's long-term debt is summarized below:

                                                          August 31
                                                   1994              1993
                                                       (In Thousands)

Bank credit agreements,  interest is paid
  at fluctuating rates (7.25% effective
  August 31, 1994)                             $   747,000      $   232,000

Subordinated Notes, interest is paid
   semiannually at 10.75%                          500,000          500,000


Subordinated Debentures, interest is
   paid semiannually at 8.75%                      300,000          300,000


Subordinated Notes, interest is
   paid semiannually at 10.25%                     200,000              ---

Other debt                                          38,415           17,209

                                                 1,785,415        1,049,209
Less current portion                                44,543          100,605

                                                $1,740,872       $  948,604


3.  Long-Term Debt (continued)

Bank Credit Agreements

During April 1994, the Company entered into a new bank credit agreement
(the "1994 Credit Agreement") with the Bank of Nova Scotia, acting as administrative agent for the lenders. The 1994 Credit Agreement provides for an aggregate of up to $1.2 billion in credit available to the Company, consisting of up to $415 million in term loans, up to $385 million of delayed term loans and up to $400 million of revolving loans (including up to $150 million of letters of credit). The Company used $202 million of proceeds from the 1994 Credit Agreement to repay all the outstanding loans under 1992 Credit Agreement.

At August 31, 1994, the Company had $415 million of term loans, $277 million of delayed term loans and $55 million of revolving loans outstanding and had approximately $429 million (net of outstanding letters of credit) of credit available under the delayed term loan and revolving loan facilities.

Loans under the 1994 Credit Agreement bear interest at fluctuating rates, as selected by the Company at specified times, equal to either (i) an alternate base rate (the higher of the Bank of Nova Scotia's base rate for dollar loans or the Federal Funds rate plus 50 basis points) plus 50 basis points or (ii) LIBO plus 150 basis points. The term loans and delayed term loans are subject to mandatory semiannual principal reductions (beginning December 1, 1994 for the term loans and June 1, 1995 for the delayed term loans) and are payable in full on June 1, 2001. The revolving loan commitment amount will be payable in full on June 1, 2001.


10.75% Subordinated Notes

During May 1992, the Company completed an offering of $500 million of Subordinated Notes due May 1, 2002 (the "Notes"). The Notes are unsecured subordinated obligations of the Company and bear interest at 10.75%, payable semiannually on May 1 and November 1 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 1997 at 104% of par (declining to 102% of par on May 1, 1998 and 100% of par on May 1, 1999 and thereafter).

8.75% Subordinated Debentures

During March 1993, the Company completed an offering of $300 million of Subordinated Debentures due March 15, 2005 (the "Debentures"). The Debentures are unsecured subordinated obligations of the Company and bear interest at 8.75%, payable semiannually on March 15 and September 15 of each year. The Debentures are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 1998 at 104.375% of par (declining to 100% of par on March 15, 2001 and thereafter).


10.25% Subordinated Notes

During May 1994, the Company completed an offering of $200 million of
Subordinated Notes due April 15, 2004 (the "1994 Notes").   The 1994 Notes
are unsecured subordinated obligations of the Company and bear interest at 10.25%, payable semiannually on April 15 and October 15 of each year, commencing October 15, 1994. The 1994 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 1999 at 103.84% of par (declining to 102.56% of par on April 15, 2000, 101.28% of par on April 15, 2001 and 100% of par on April 15, 2002 and thereafter).


Extraordinary Charges - Early Extinguishments of Debt

    Fiscal 1993 Transactions

During 1993, the Company recorded an extraordinary charge of $13.6 million (net of tax benefits of $7.7 million) due to premiums paid and the write-off of unamortized loan costs related to the early extinguishment of $569.2 million of debt. The debts extinguished included $300.0 million of term loans under the 1992 Credit Agreement, the Guaranteed Subordinated Debentures ($240.0 million) and Senior Subordinated Debentures ($29.2 million).

    Fiscal 1992 Transactions

The Company completed a recapitalization plan (the "Recapitalization Plan") that included the initial public offering of 40 million shares of its common stock, the reacquisition of certain preferred stock and warrants from HCA and the termination of future contributions to the ESOP.

3.  Long-Term Debt (continued)

In association with the Recapitalization Plan transactions and certain related transactions, the Company incurred extraordinary charges of $136.4 million
(net of $28.0 million in net tax benefits) due to the premiums and consent fees paid, expenses incurred and the write-off of the unamortized loan costs related to the completion of the tender offers for certain debt securities and prepaying the loans outstanding under the bank credit agreements. The net tax benefit of $28.0 million represents a tax benefit of $63.9 million and a $35.9 million tax charge due to the early extinguishment of the ESOP debt and termination of contributions to the ESOP resulting in a permanent difference between ESOP expense for financial and tax reporting purposes.


Other Debt Information

At August 31, 1994, all the shares of common stock of the Company's subsidiaries have been pledged as collateral for certain outstanding debt agreements.

Maturities of long-term debt for the fiscal years subsequent to August 31, 1994 are as follows: 1995--$44.5 million; 1996--$66.4 million; 1997--$96.6 million;  1998--$115.4 million; 1999--$117.9 million; and thereafter--$1,344.6 million.

The credit agreements and/or debt indentures require the Company to (1) maintain net worth at specific levels, (2) pay no cash dividends on common stock and limit other restricted payments, (3) limit additional debt, liens and material acquisitions, (4) meet certain ratios related to operations, and (5) limit the use of funds derived from the sale of assets and business segments.

At August 31, 1994, the fair value (based upon quoted market prices) of the Company's publicly traded $500 million, 10.75% Subordinated Notes, $300 million, 8.75% Subordinated Debentures and $200 million, 10.25% Subordinated Notes was $517.5 million, $276.8 million and $202.0 million, respectively. The carrying amount of the Company's indebtedness under the 1994 Credit Agreement approximates fair value.

4.  Income Taxes

The Company's income tax expense, net of the effect of extraordinary items, consisted of the following:
                                        Year Ended August 31
                                 1994           1993            1992
                                               (In Thousands)
Current expense:
  Federal                       $ 38,664      $ 95,283       $  3,838
  State                            6,179        19,404          4,335

Deferred expense (benefit):
  Federal                         60,817       (25,667)        32,731
  State                           10,414        (6,068)         2,569


Income tax expense              $116,074      $ 82,952       $ 43,473




The net income tax expense includes tax benefits of approximately $7.7 million and $28.0 million for the years ended August 31, 1993 and 1992, respectively, related to the extraordinary charges incurred on early extinguishments of debt.

During the years ended August 31, 1994 and 1993, certain tax benefits were recorded as increases to paid-in capital ($3.6 million and $1.6 million, respectively) and reductions to the excess of purchase price over net assets acquired ($139.3 million and $6.7 million, respectively).

On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted.
As a result, the Company's federal statutory rate was increased to 34.67% for the fiscal year ended August 31, 1993 and 35% thereafter. The effect of this rate increase was a $2.0 million increase to current federal tax expense and a $3.0 million increase to deferred federal tax expense, for year ended August 31, 1993.

4.  Income Taxes (continued)

The Company's consolidated effective tax rate differed from the federal statutory rate as set forth in the following table:

                                           Year Ended August 31
                                     1994           1993            1992
                                              (In  Thousands)

Tax expense computed at federal
  statutory rate (35% for 1994,
  34.67% for 1993  and 34%
  for 1992 )                       $101,225       $ 78,309      $ 55,990
State and local income taxes,
  net of federal taxes               10,785          9,031         8,619

Goodwill amortization                 2,962          3,051         2,451

Extraordinary charges on early
  extinguishments of debt              ---          (7,723)      (27,959)

Other, net                            1,102            284         4,372

Income tax expense                 $116,074       $ 82,952      $ 43,473


At August 31, 1994, net operating loss carryforwards from various states (expiring in years 1995 through 2009) of approximately $435 million (including $98 million from EPIC) are available to offset future state taxable income. In addition, EPIC has approximately $105 million of federal net operating loss carryforwards (expiring in years 2002 through 2008).

For financial reporting purposes, the tax benefits of the preacquisition EPIC federal and state net operating loss carryforwards were used to reduce the Company's deferred tax liability by approximately $43 million. During 1994, the Company established a valuation allowance of approximately $5 million to offset the deferred tax asset related to the preacquistion state net operating loss carryforwards due to the uncertainty of realizing these benefits. If the state net operating loss carryforwards of EPIC are realized, the tax benefits from the utilization of such losses will be used to reduce the excess of purchase price over net assets acquired.


 4.  Income Taxes (continued)

For federal income tax purposes, as a result of the change in ownership of EPIC, the utilization of the federal net operating loss carryforwards is limited to approximately $11 million per year. If the full amount of the limitation is not used in any year, the amount not used increases the allowable limit in subsequent years.

The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax liabilities and deferred tax assets are as follows:


                                                     August 31
                                             1994                  1993
                                                   (In Thousands)
Deferred tax liabilities:
  Property, plant and equipment           $268,110               $257,642
  Deferred gain                             16,090                    ---
  Change in tax accounting method            4,466                  7,962
  Bad debt reserve                            ---                   8,077
  Other, net                                48,502                 39,466

Total deferred tax liabilities             337,168                313,147

Deferred tax assets:
  Insurance reserves                       114,777                 77,738
  Agency receivables                        85,138                 75,350
  State net operating loss carryforwards    25,150                 22,307
  Federal net operating loss carryforwards  30,876                    ---
  Bad debt reserve                          23,164                    ---
  Deferred compensation                      5,348                  1,863
  Accrued vacation                          14,279                 10,365
  Other, net                                18,201                 28,189

Total deferred tax assets                  316,933                215,812
Valuation allowance                        (31,198)               (25,818)

Net deferred tax assets                    285,735                189,994

Net deferred tax liability                $ 51,433               $123,153


The net deferred tax liabilities at August 31, 1994 and 1993 of $51.4 million and $123.2 million, respectively, are comprised of current assets of $39.8 million and $10.2 million and noncurrent liabilities of $91.2 million and $133.4 million, respectively.



5.  Preferred Stock

The Company has 78 million authorized shares of $.001 par value preferred stock of which 46 million shares were originally designated Class A Preferred Stock and 26 million shares were originally designated Class B Preferred Stock. No preferred stock was outstanding at August 31, 1994 or 1993.


6.  Preferred Stock Purchase Rights

On July 8, 1993, the Company declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15% or more of the outstanding shares of common stock. In the event that the Rights become exercisable, each right (except for Rights beneficially owned by the acquiring person or group, which become null and void) would entitle the holder to purchase from the Company, one one-hundredth (1/100) of a share of preferred stock of the Company
(designated as Series A Junior Preferred Stock) at a price of $75 per one one-hundredth (1/100) of a share, subject to adjustments.

Each share of preferred stock will have 100 votes, voting together with the common stock. In the event of any merger, consolidation or other transaction in which the Company's common stock is exchanged, each share of preferred stock will be entitled to receive 100 times the amount received per common share.

In the event that the Company is acquired in a transaction that has not been approved by the Board of Directors, the Rights Agreement provides that each Right holder of record will receive (upon payment of the exercise price) shares of common stock of the acquiring company having a market value at the time of such transaction equal to two times the exercise price.

The Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $.01 per Right. The Rights have no voting or dividend privileges and are attached to and do not trade separately from, the common stock. The Rights expire on July 8, 2003.


7. Common Stock Warrants

Warrants to purchase 814,979 shares of the Company's common stock are outstanding at August 31, 1994. The warrants may be exercised at any time through September 17, 2007. The exercise price after October 1, 1993 is $5.30 per warrant and is reduced to $3.18 per warrant if the market value of the Company's common stock exceeds certain per share values ($30.75 through September 30, 1995) for certain periods. Warrants for 2,588,770, and 3,772 shares were exercised during fiscal 1994 and 1992, respectively.


8. Stock Benefit Plans

The Company has adopted the 1988 Supplemental Stock Plan (the "Supplemental Plan"), the Amended and Restated 1990 Stock Compensation Plan (the "1990 Plan") and the Amended and Restated 1990 Directors Stock Compensation Plan (the "Directors Plan") to promote the long-term growth of the Company by enabling officers, other key employees and directors who are not employees of the Company to acquire shares of common stock.

Supplemental Plan

The Supplemental Plan authorized awards of up to 9,503,707 shares of common stock. At August 31, 1994 all shares that had been awarded under the Supplemental Plan (8,483,381 shares) had been distributed to the plan participants. Shares of common stock reserved for issuance under the Supplemental Plan, but not awarded, will be transferred to the 1990 Plan.

During fiscal 1994, vesting was accelerated with respect to 384,879 shares awarded under the Supplemental Plan that would otherwise have vested September 30, 1994. During fiscal 1993, vesting was accelerated with respect to 520,673 shares and 197,087 shares awarded under the Supplemental Plan that would otherwise have vested on September 30, 1993 and 1994, respectively. During fiscal 1992, as part of the Recapitalization Plan, vesting was accelerated with respect to 5,185,573 shares of common stock awarded under the Supplemental Plan that otherwise would have vested on September 30, 1992. The distribution of vested shares results in the recognition of income to the beneficiaries. To satisfy the beneficiaries' federal and state income tax liabilities resulting from such distributions of vested shares, the Company withheld 142,565, 218,524 and 2,195,169 of the vested shares of common stock designated to be distributed for the accelerated vesting in fiscal 1994, 1993 and 1992, respectively, and remitted amounts equal to the value of those shares to the relevant tax authorities.

Supplemental Plan transactions are as follows:


                                            Year Ended August 31
                                     1994          1993             1992

Shares issued at September 1       384,879       1,108,294        8,926,591

Awarded                               ---              ---              ---

Fully vested and distributed      (384,879)       (717,757)      (7,380,745)

Surrendered                           ---           (5,658)        (437,552)

Shares issued at August 31            ---          384,879        1,108,294


Stock Option Plans - 1990 Plan and Directors Plan

The 1990 Plan presently authorizes distributions of up to 6,601,000 shares to officers and other key employees, to enable the granting of awards payable in stock options (nonqualified and incentive), stock appreciation rights, restricted stock, restricted units, performance shares, performance units, other equity based units or cash, either singly or in any combination thereof.

The 1990 Plan is of unlimited duration and is administered by a committee of the Board of Directors. The committee has discretion to (i) select the participants to whom awards will be granted and to determine the form and terms of each award, (ii) modify within certain limits the terms of any award that has been granted, (iii) establish and modify performance objectives and
(iv) make all other determinations that it deems necessary or desirable in the interpretation and administration of the 1990 Plan. Awards may be granted with an exercise price less than the fair market value of the underlying common stock on the date of grant.

8. Stock Benefit Plans (continued)

The Directors Plan authorizes awards of up to 188,600 shares of common stock. Nonemployee directors are eligible to participate in the Directors Plan. The Directors Plan is of unlimited duration and is administered by a committee of the Board of Directors, which has discretion to select participants and to determine the size of awards. To enable the granting of awards tailored to changing business conditions, the Directors Plan provides for awards payable in stock options, stock appreciation rights, restricted stock, restricted units, other equity based units or cash, either singly or in any combination thereof. Awards may be granted with an exercise price of less than the fair market value of the underlying common stock on the date of grant.

The options granted generally vest over periods of three to five years. Information with respect to options under the plans is summarized as follows:


                                                Year Ended  August 31
                                        1994           1993           1992

Options outstanding at September 1    3,689,700       2,641,700         ---
          ---
    Granted                             930,683       1,113,000      2,671,700
    Surrendered                        (161,585)        (65,000)       (30,000)
    Exercised                          (223,788)            ---            ---


Options outstanding at August 31      4,235,010       3,689,700      2,641,700



Options available for grant at
   August 31                          2,474,222       3,243,320      4,091,320
Options exercisable at August 31        847,488         200,000         ---


Option prices per share:
Outstanding at September 1        $14.00-$18.38   $14.00-$17.88             ---
    Granted                       $ 0.01-$30.13   $17.88-$18.38   $14.00-$17.88
    Surrendered                   $14.75-$23.75   $14.75-$15.25   $14.75
    Exercised                     $0.01-$18.38             ---              ---
Outstanding at August 31          $0.01-$30.13    $14.00-$18.38   $14.00-$17.88

9.  Employee Benefit Plans

Retirement Plan

The Company adopted its retirement plan (the "Retirement Plan"), effective January 1, 1992. The Retirement Plan is designed to provide retirement income to employees, an incentive for employees to remain at Healthtrust and an opportunity for employees to save for retirement on a tax-advantaged basis. All employees of the Company who have completed three months of service are eligible to participate in the Retirement Plan. Participants may make salary deferral (pretax) contributions of up to 10% of their compensation to the Retirement Plan. The Company will make a matching contribution equal to the participant's salary deferral contribution (up to 3% of the participant's compensation) if the participant has 1,000 hours of service during the plan year and is employed by the Company on the last day of the plan year. In addition, the Company, at its discretion, may make profit sharing contributions to the Retirement Plan. If profit sharing contributions are made for a plan year, such contributions will be allocated to each participant who has completed 1,000 hours of service and is employed by the Company on the last day of the plan year, on the basis that the participant's compensation bears to the compensation of all participants in the Retirement Plan. Under the Retirement Plan, participants are fully vested in their salary deferral contributions and, after five years of vesting service, will fully vest in Company matching and profit sharing contributions. Vesting service includes service with Healthtrust prior to adoption of the Retirement Plan and service with Columbia for those employees who became Healthtrust employees during September 1987. During the 1994, 1993 and 1992 fiscal years, the Company recorded expense of approximately $37.9 million, $39.0 million and $30.7 million, respectively, pursuant to the Retirement Plan.

The Retirement Plan provides for payment of benefits at retirement, death or disability. In addition, account balances may be withdrawn after age 59 1/2 and distributions of salary deferral contributions and certain 401(k) accounts may be made on account of hardship. The Company's matching and profit sharing contributions may be made in cash or stock, at the election of the Company. Cash balances are invested in mutual funds at the participant's direction. Participants are entitled to liquidate up to 25% of the Company stock held in their plan accounts in each of the first four years following attainment of age 55 and ten years of vesting service and up to 50% of such stock in the fifth year.


9.  Employee Benefit Plans (continued)

Healthtrust ESOP

The Company adopted the Healthtrust, Inc. - The Hospital Company
Employee Stock Ownership Plan (the "ESOP") on September 17, 1987. All employees were eligible to participate in the ESOP, except for employees who were covered by a collective bargaining agreement (unless the collective bargaining agreement provided for participation) or who were nonresident aliens.

As a result of the termination of future contributions to the ESOP due to the Recapitalization Plan, ESOP participants became fully vested in shares of common stock allocated to their accounts (26,715,646 shares). The participants' ESOP account balances were transferred to the Retirement Plan. Distributions of allocated shares for retirement, disability or death generally will commence within one year after the close of the year in which retirement, death or disability occurs.

The Company recorded ESOP expense (and corresponding reductions in the ESOP notes receivable) of $8.0 million for fiscal 1992. Interest expense incurred on ESOP debt totaled $12.1 million during fiscal 1992 and is included in interest expense.

EPIC ESOP

In connection with the acquisition of EPIC and the related Amended and Restated ESOP Agreement, all shares of EPIC common stock not allocated or allocatable to EPIC ESOP participants were returned to EPIC in full satisfaction of certain loans granted by EPIC to the EPIC ESOP.

Subsequent to the acquisition, the Company has agreed to provide certain minimum retirement benefits to the former EPIC ESOP participants. These benefits include a profit sharing contribution by the Company on behalf of EPIC ESOP participants who participate in the Company retirement plan of 4% of aggregate compensation from the May 5, 1994 through December 31, 1994 and a matching contribution by the Company of 100% of participants' salary deferrals (up to a maximum of 3% of compensation) for the period from May 5, 1994 through December 31, 1998. During fiscal 1994, the Company recorded expense of approximately $6.6 million pursuant to the retirement plan for the former EPIC ESOP participants.


10.  Relationship with Columbia

The Company purchases computer time and services from Columbia. Rates for the data processing services rendered (approximately $18.6 million, $15.5 million and $15.8 million for fiscal 1994, 1993 and 1992, respectively) are based on customary and reasonable rates for such services.


11.  Commitments and Contingencies

The Company is self-insured for a substantial portion of its professional and general liability risks. The Company recorded self-insurance expense of $38.1 million, $29.5 million and $33.9 million during fiscal 1994, 1993 and 1992, respectively. At August 31, 1994, the reserve for professional and general liability risks was $245.4 million, of which $29.9 million is included in current liabilities. The reserves for self-insured professional and general liability losses and loss adjustment expenses are based on actuarially projected estimates discounted to their present value using a rate of 6%. Columbia retains the liability for all professional liability claims and claims which would be covered by a policy of comprehensive general liability insurance with a date of occurrence prior to September 1, 1987.

Final determination of amounts earned under prospective payment and cost reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of management, adequate provision has been made for any adjustments that could result from such reviews.

The Company and its subsidiaries are currently, and from time to time are expected to be, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal proceedings will not have a material effect on the Company's financial position or results of operations.


12.  Supplementary Statement of Operations Information

Maintenance and repairs expense was $57.5 million, $44.4 million and $40.6 million during fiscal 1994, 1993 and 1992, respectively. Taxes other than payroll and income taxes, were $38.6 million, $30.6 million and $29.3 million during fiscal 1994, 1993 and 1992, respectively.


13.  Subsequent Event

On October 4, 1994 the Company and Columbia/HCA Healthcare
Corporation jointly announced the signing of a definitive merger agreement under which the Company's shareholders will receive 0.88 shares of Columbia common stock in exchange for each share of Healthtrust common stock they hold. The proposed transaction is expected to be accounted for as a pooling of interests.

The completion of the transaction is subject to the approval of the shareholders of both companies and regulatory approvals. The shareholders meetings to vote on the proposed merger transaction are expected to be scheduled for the first quarter of calendar 1995.






Healthtrust, Inc. - The hospital Company

Schedule V - Property, Plant and Equipment
Three Years Ended August 31, 1994

                               Beginning                                                         End of
                               of Period    Additions                         Other            Period
Description                     Balance     at Cost    Retirements           Charges         Balance
                                                                   (Dollars in Thousands)
YEAR ENDED AUGUST 31, 1994:
Land                          $  141,148    $   5,962   $   1,697   $ 65,121 (A)  $ 214,536
                                                                                      2,002 (B)
                                                                                      2,000 (E)

Buildings and improvements       987,372       30,040       2,862    372,488 (A)     1,495,829
                                                                                       108,791 (B)

Equipment                        895,190       99,341      14,019    128,573 (A)     1,168,015
                                                                                        58,930 (B)

Construction in progress         144,655       85,632         212     51,827 (A)       112,179
                                                                                      (169,723)(B)
                             $ 2,168,365    $ 220,975   $  18,790  $ (16,038)(D)   $ 2,990,559



YEAR ENDED AUGUST 31, 1993:
Land                          $  150,760    $   1,837   $  15,893   $  8,421 (A)     $ 141,148
                                                                                         1,008 (B)
                                                                                        (4,985)(C)

Buildings and improvements     1,013,483        9,411      53,532     24,256 (A)       987,372
                                                                                        38,145 (B)
                                                                                       (17,182)(C)
                                                                                       (27,209)(D)

Equipment                        844,119         69,140    40,145     42,850 (A)       895,190
                                                                                        19,124 (B)
                                                                                       (23,860)(C)
                                                                                       (16,038)(D)

Construction in progress          66,203        139,118       324         63 (A)       144,655
                                                                                       (58,277)(B)
                                                                                        (2,128)(C)
                             $ 2,074,565     $ 219,506   $109,894      $(15,812)     $2,168,365




YEAR ENDED AUGUST 31, 1992:
Land                         $   149,483     $   2,542  $   1,648      $    383 (B)    $ 150,760

Buildings and improvement        948,642        20,904     16,310        51,294 (B)    1,013,483
                                                                                          12,445 (E)
                                                                                          (3,492)(D)
Equipment                        776,183        65,003     23,106        23,839 (B)      844,119
                                                                                           2,200 (E)
Construction in progress          53,552        89,689      1,527       (75,516)(B)       66,203

                              $1,927,860      $ 178,138 $  42,591      $ 11,158       $2,074,565



(A)  Fixed assets of acquired facilities.
(B)  Reclassification of completed construciton to property, plantand equipment.
(C)  Assets contributed to/from joint ventures.
(D)  Reserves for losses on dispositions.
(E)  Reclassification from/to other assets.





Healthtrust, Inc. - The Hospital Company

Schedule VI - Accumulated Depreciation, Depletion and
Amortization of Property, Plant and Equipment
Three Years Ended August 31, 1994


                                      Beginning     Additions                                 End of
                                      of Period     Charged to                   Other        Period
Description                            Balance       Expense      Retirements  Charges       Balance
                                   (Dollars in Thousands)
YEAR ENDED AUGUST 31, 1994:
Buildings and improvements          $  183,869    $    47,177    $  2,385                  $ 228,661

Equipment                              416,984        104,778      13,560                    508,202
                                    $  600,853    $   151,955    $ 15,945    $   -0-       $ 736,863

YEAR ENDED AUGUST 31, 1993:
Buildings and improvements          $  157,651    $    38,213    $ 11,995                  $ 183,869

Equipment                              362,756         86,568      32,340                    416,984
                                    $  520,407    $   124,781    $ 44,335    $   -0-       $ 600,853


YEAR ENDED AUGUST 31, 1992:
Buildings and improvements          $  130,488    $    36,010    $  8,847                  $ 157,651

Equipment                              287,210         83,983       8,437                    362,756
                                    $  417,698    $   119,993    $ 17,284    $   -0-       $ 520,407

Healthtrust, Inc. - The Hospital Company

Schedule VII - Valuation and Qualifying Accounts
Three Years Ended August 31, 1994

                                                   Additions
                                     Beginning                     Charged                      End of
                                     of Period      Bad Debt       to Other                     Period
Description                           Balance       Expense        Accounts      Deductions    Balance
                                                           (Dollars in Thousands)
YEAR ENDED AUGUST 31, 1994:
Allowance for doubtful accounts    $  107,758    $   196,013    $   44,800 (B)  $ 172,733 (A)  $ 175,838


YEAR ENDED AUGUST 31, 1993:
Allowance for doubtful accounts    $  102,564    $   145,538    $    -0-        $ 140,344 (A)  $ 107,758



YEAR ENDED AUGUST 31, 1992:
Allowance for doubtful accounts    $  108,082    $   137,074    $    -0-        $ 142,592 (A)  $ 102,564




(A)  Accounts written off.
(B)  Reserves of acquired facilities.