Form 10-K/A
period 1994-08-31
HEALTHTRUST INC THE HOSPITAL CO
filed 1994-11-30
CIK 826490

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

                   Summary Compensation Table

                                                                        Long Term Compensation
                           Annual Compensation                    Awards              Payouts
        Name                                   Other       Restricted                   All Other
        and                                    Annual       Stock               LTIP    Compen-
     Principal        Fiscal  Salary   Bonus   Compen-     Award(s)  Options/  ayouts   sation
      Position         Year    ($)     ($)   sation($)(1)    ($)     SARs(#)   ($)       ($)(2)
R. Clayton McWhorter   1994 $800,000 $400,000   -       $400,000(3)333,333     0        $ 33,029(2)
Chairman of the        1993  750,000  375,000   -          0       100,000     0          24,190
Board, CEO             1992  750,000  150,000   -          0       565,800(4)  0             --
and President

W. Hudson Connery, Jr. 1994 $491,667 $200,000   -       $200,000(3) 16,667     0        $25,806(2)
Senior Vice President  1993  441,667  175,000   -          0        60,000     0         20,590
and COO                1992  375,000  100,000   -          0       200,000     0             --

Richard E Francis, Jr. 1994 $306,667 $108,500   -       $108,500(3)  9,042     0        $24,188(2)
Senior Vice President  1993  267,167  100,000   -          0        70,000     0         17,392
                       1992  192,666   75,000   -          0        30,000     0              --

Michael A. Koban, Jr.  1994 $295,000 $130,000   -       $130,000(3) 10,833     0        $22,285(2)
Senior Vice President  1993  218,334  135,000   -          0        65,000     0         17,587
                       1992  171,666   75,000   -          0        35,000     0              -

Robert M. Martin       1994 $226,667 $271,400   -       $149,270(3)  5,750     0        $22,878(2)
Vice President         1993  213,834  118,500   -          0        30,000     0         18,292
                       1992  192,666   80,000   -          0        30,000     0               -

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

     The following table sets forth certain information concerning options granted during fiscal year 1994 to the named executives:

                   Option/SAR Grants in Last Fiscal Year

                                                                             Potential Realizable
                                                                             Value at Assumed
                                                                             Annual Rates of Stock
                                                                              Price Appreciation
                                       Individual Grants                      for Option Term(2)

                        Number of     % of Total
                        Securities     Options
                        Underlying    Granted to    Exercise
                         Options      Employees in  Base Price  Expiration
      Name             Granted(#)(1)  Fiscal Year   ($/Share)    Date      5%($)      10%($)
R. Clayton McWhorter     333,333      39.50%       $23.75     12/31/03  $4,999,995 $12,624,987

W. Hudson Connery, Jr.    16,667       1.97%        23.75     12/31/03     250,005     631,263

Richard E. Francis, Jr.    9,042       1.07%        23.75     12/31/03     135,630     342,466

Michael A. Koban, Jr.     10,833       1.28%        23.75     12/31/03     162,495     410,300

Robert M. Martin           5,750       0.68%        23.75     12/31/03      86,250     217,781

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

                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of November, 1994.

HEALTHTRUST, INC. - THE HOSPITAL COMPANY


By:s/ Michael A. Koban, Jr.
   Michael A. Koban, Jr.
   Senior Vice President
   (Principal Financial Officer)
   Director

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

On August 10, 1993, the Revenue Reconciliation Act of 1993 was enacted.
As a result, the Company's federal statutory rate was increased to 34.67% for the fiscal year ended August 31, 1993 and 35% thereafter. The effect of this rate increase was a $2.0 million increase to current federal tax expense and a $3.0 million increase to deferred federal tax expense for the year ended August 31, 1993.

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






Healthtrust, Inc. - The hospital Company

Schedule V - Property, Plant and Equipment
Three Years Ended August 31, 1994

                            Beginning                                              End of
                            of Period    Additions                   Other        Period
Description                  Balance     at Cost    Retirements     Changes       Balance
                                                  (Dollars in Thousands)
YEAR ENDED AUGUST 31, 1994:
Land                          $  141,148    $   5,962   $   1,697   $ 65,121 (A)  $ 214,536
                                                                       2,002 (B)
                                                                       2,000 (E)

Buildings and improvements       987,372       30,040       2,862    372,488 (A)  1,495,829
                                                                     108,791 (B)

Equipment                        895,190       99,341      14,019    128,573 (A)  1,168,015
                                                                      58,930 (B)

Construction in progress         144,655       85,632         212     51,827 (A)    112,179
                                                                    (169,723)(B)
                             $ 2,168,365    $ 220,975   $  18,790  $ 620,009    $ 2,990,559



YEAR ENDED AUGUST 31, 1993:
Land                          $  150,760    $   1,837   $  15,893   $  8,421 (A)  $ 141,148
                                                                       1,008 (B)
                                                                      (4,985)(C)

Buildings and improvements     1,013,483        9,411      53,532     24,256 (A)    987,372
                                                                      38,145 (B)
                                                                     (17,182)(C)
                                                                     (27,209)(D)

Equipment                        844,119       69,140      40,145     42,850 (A)    895,190
                                                                      19,124 (B)
                                                                     (23,860)(C)
                                                                     (16,038)(D)

Construction in progress          66,203      139,118         324         63 (A)    144,655
                                                                     (58,277)(B)
                                                                      (2,128)(C)
                             $ 2,074,565     $ 219,506   $109,894   $(15,812)    $2,168,365




YEAR ENDED AUGUST 31, 1992:
Land                         $   149,483     $   2,542  $   1,648   $    383 (B)  $ 150,760

Buildings and improvement        948,642        20,904     16,310     51,294 (B)  1,013,483
                                                                      12,445 (E)
                                                                      (3,492)(D)
Equipment                        776,183        65,003     23,106     23,839 (B)    844,119
                                                                       2,200 (E)
Construction in progress          53,552        89,689      1,527    (75,516)(B)     66,203
                                                                           5 (E)
                              $1,927,860     $ 178,138 $   42,591   $ 11,158     $2,074,565



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

Schedule VIII - Valuation and Qualifying Accounts
Three Years Ended August 31, 1994

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