Form 10-K/A
period 1994-08-31
HEALTHTRUST INC THE HOSPITAL CO
filed 1994-12-28
CIK 826490

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of December, 1994.

HEALTHTRUST, INC. - THE HOSPITAL COMPANY



By:s/  Michael A. Koban, Jr.
       Michael A. Koban, Jr.
       Senior Vice President
       (Principal Financial Officer)
        Director