Form 10-Q
period 1994-11-30
HEALTHTRUST INC THE HOSPITAL CO
filed 1995-01-17
CIK 826490

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended November 30, 1994


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

Common  Stock, $.001 Par Value - 90,895,540 shares as of December
31, 1994.


INDEX

HEALTHTRUST, INC. - THE HOSPITAL COMPANY



PART I.   FINANCIAL INFORMATION                          Page

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets--
          November 30, 1994 and August 31, 1994            3

          Condensed consolidated statements of
          operations--three months ended November 30,
          1994 and 1993                                    4

          Condensed consolidated statements of
          cash flows--three months ended November 30,
          1994 and 1993                                    5

          Notes to condensed consolidated
          financial statements                             6

Item 2.   Management's Discussion and Analysis of       7-11
          Financial Condition and Results of
          Operations


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                12



SIGNATURES                                                13


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HEALTHTRUST, INC. - THE HOSPITAL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

                                                     November 30,     August 31
                                                         1994           1994
CURRENT ASSETS
   Cash and cash equivalents                        $     94,783    $   92,327
   Accounts receivable, less allowances for
      doubtful accounts of  $179,050 and  $175,838       595,139       549,554
   Supplies                                               87,021        86,576
   Other current assets                                  113,092       113,752
   TOTAL CURRENT ASSETS                                  890,035       842,209


PROPERTY, PLANT AND EQUIPMENT                          3,019,994     2,990,559
   Less accumulated depreciation                         780,266       736,863
                                                       2,239,728     2,253,696


EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED        743,514       736,189
OTHER ASSETS                                             134,188       135,188
                                  TOTAL ASSETS        $4,007,465    $3,967,282


CURRENT LIABILITIES
   Accounts payable                                 $    118,772    $  153,821
   Other current liabilities                             407,533       405,244
                      TOTAL CURRENT LIABILITIES          526,305       559,065

LONG-TERM DEBT                                         1,741,921     1,740,872
DEFERRED INCOME TAXES                                     91,186        91,230
DEFERRED PROFESSIONAL LIABILITY RISKS                    224,688       215,503
OTHER LIABILITIES                                        347,421       335,008


STOCKHOLDERS' EQUITY
   Common Stock, $.001 par value; 400,000,000
   shares authorized, 90,722,600 and 90,733,447
   shares issued and outstanding                              91            91
   Paid-in capital                                     1,022,340     1,021,929
   Retained earnings                                      53,513         3,584
                          STOCKHOLDERS' EQUITY         1,075,944     1,025,604

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  4,007,465    $3,967,282


See accompanying notes.



HEALTHTRUST, INC. - THE HOSPITAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)

                                           Three Months Ended November 30
                                                1994             1993
Net operating revenue                       $  969,924       $  622,095
Costs and expenses:
  Hospital service costs:
     Salaries and benefits                     374,748          232,263
     Supplies                                  129,108           87,990
     Fees                                      103,988           64,716
     Other expenses                            102,380           65,740
     Bad debt expense                           64,572           43,590
                                               774,796          494,299

  Depreciation and amortization                 56,080           34,620
  Interest                                      40,458           21,555
  Pension expense                               16,357           10,218
  Other income (net)                            (3,694)          (5,450)
                                               883,997          555,242

     INCOME BEFORE MINORITY INTERESTS
     AND INCOME TAXES                           85,927           66,853

Minority interests                               2,013            1,442

     INCOME BEFORE INCOME TAXES                 83,914           65,411

Income tax provision                            33,985           26,559

     NET INCOME                             $   49,929       $   38,852

Net income per share                        $     0.54       $     0.46

Shares used in computation of net
  income per share                          92,633,566       84,426,187


See accompanying notes.



HEALTHTRUST, INC. - THE HOSPITAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                               Three Months Ended November 30
                                                     1994             1993
OPERATING ACTIVITIES
  Net income                                     $   49,929        $   38,852
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
     Depreciation                                    49,788            32,462
     Amortization                                     6,292             2,158
     Non-cash insurance expense                       1,881             5,120
     Pension expense                                 16,357            10,218
     Increase in accounts and agency
       receivables                                  (45,104)          (21,212)
     Decrease in accounts payable and
       accrued liabilities                          (37,602)          (47,244)
     Other                                            1,089            (1,860)

NET CASH PROVIDED BY OPERATING ACTIVITIES            42,630            18,494

INVESTING ACTIVITIES
  Purchases of property, plant and equipment        (38,164)          (34,318)
  Proceeds from sales of property, plant
    and equipment                                     2,344            96,208
  Other                                              (8,765)             (321)

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                        (44,585)           61,569

FINANCING ACTIVITIES
  Principal payments on long-term debt              (51,000)          (65,000)
  Proceeds from long-term borrowings                 55,000                 -
  Other                                                 411             1,007

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                          4,411           (63,993)

INCREASE IN CASH AND CASH EQUIVALENTS                 2,456            16,070

  Cash and cash equivalents at beginning of period   92,327           151,346

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  94,783        $  167,416

Cash paid during the period for:
  Interest                                        $  63,184        $   41,232
  Income taxes                                        3,326            26,544


See accompanying notes.



HEALTHTRUST, INC. - THE HOSPITAL COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended November 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended August 31, 1994 (included in the Company's Annual Report on Form 10-K).

Income Per Share

Income per share has been computed by dividing the net income for each period by the weighted average number of shares and share equivalents outstanding during the applicable period, adjusted for stock splits.

Fully diluted per share data is not presented since the effect would dilute earnings per share by less than three percent (3%).

Proposed Merger With Columbia/HCA Healthcare Corporation

On October 4, 1994, the Company and Columbia/HCA Healthcare Corporation jointly announced the signing of a definitive merger agreement under which the Company's shareholders will receive
0.88 shares of Columbia common stock in exchange for each share of Healthtrust common stock they hold. The proposed transaction is expected to be accounted for as a pooling of interests.

The completion of the transaction is subject to the approval of the shareholders of both companies and regulatory approvals. The shareholders meetings to vote on the proposed merger transaction are scheduled to be held on February 28, 1995.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


SELECTED OPERATING STATISTICS
(dollars in millions)

Same Hospitals Operating Data (1):


                              Three Months Ended
                           November 30,  November 30,

                                   1994             1993       %Increase

Number of Hospitals                  77               77
Gross Revenue:
     Inpatient                $   667.9         $  626.4           6.6%
     Outpatient               $   360.4         $  313.0          15.1%
Net Operating Revenue         $   623.6         $  587.9           6.1%
Hospital Service Costs        $   479.0         $  460.7           4.0%
Admissions                       70,784           67,177           5.4%
Adjusted Admissions             108,981          100,749           8.2%
Patient Days                    345,480          345,106           0.1%
Adjusted Patient Days           531,908          517,576           2.8%
Average Length of Stay (days)      4.88             5.14
Occupancy Rate                      38%              39%
Operating Margin                  23.2%            21.6%



(1) The results of operations applicable to hospital acquisitions and dispositions have been excluded.



General

The Company continues to experience gross and net operating revenue increases and the Company's results of operations continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. The Company has been able to achieve increases in net operating revenue due to the higher utilization of outpatient and ancillary services, general price increases and an increased severity of illness for the patients admitted. Although the Company's net operating revenue has grown in each period, the impact of price increases and increases in patient acuity have been partially offset by the increasing proportion of revenue derived from fixed payment sources, including Medicare and Medicaid (approximately 45% and 43%, for the quarters ended November 30, 1994 and 1993, respectively, of the Company's net operating revenue was related to Medicare and Medicaid patients).

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


The Company acquired EPIC Holdings, Inc. (EPIC), which owned 34 hospitals and various related healthcare entities, and three other hospital facilities during 1994. These acquisitions were made during the third and fourth quarters of fiscal 1994, therefore the results of operations of these acquired facilities are included in consolidated operations for the quarter ended November 30, 1994, but are not included for the quarter ended November 30, 1993.

Three Months Ended November 30, 1994 and 1993

Net operating revenue for the Company's hospitals for the three months ended November 30, 1994, increased 55.9% (14.2% excluding
EPIC) to $969.9 million, while same hospitals net operating revenue increased 6.1%. Gross revenue during the three months ended November 30, 1994, increased 59.1% (15.8% excluding EPIC) due to a 73.3% increase (23.3% excluding EPIC) in gross outpatient revenue and a 49.9% increase (12.0% excluding EPIC) in gross inpatient revenue. On a same hospitals basis, gross revenue increased 9.4% compared to the prior year period, due to a 15.0% increase in gross outpatient revenue and a 6.6% increase in gross inpatient revenue. In each case, gross revenue grew faster than net operating revenue, primarily because the patient day mix became more heavily weighted to Medicare, Medicaid and specialty unit patients (for which reimbursement rate increases have been less than implemented price increases) and increased utilization by managed care programs.

Costs of hospital services (salaries and benefits, fees, supplies, bad debt expense and other expenses) for the three months ended November 30, 1994 increased 56.7%. The 55.9% increase in net operating revenue and 56.7% increase in the costs of hospital services resulted in the operating margin decreasing from 20.5% for the three months ended November 30, 1993 to 20.1% for the 1994 period. Salaries and benefits, the largest component of hospital services, increased from 37.3% to 38.6% of net operating revenue due to higher than average expense at the facilities acquired during the third and fourth quarters of fiscal 1994. Supplies expense decreased from 14.2% of net operating revenue for the three months ended November 30, 1993 to 13.3% of net operating revenue for the 1994 period, reflecting the benefits from the Company's efforts to standardize supplies and consolidate vendors. Bad debt expense declined from 7.0% to 6.7% of net operating revenue for the three months ended November 30, 1994.

Interest expense increased from $21.6 million to $40.5 million for the three months ended November 30, 1994, due primarily to the additional debt incurred to finance the acquisition of EPIC and the other fiscal 1994 acquisitions.

Income before income taxes increased $18.5 million, due primarily to the net effect of the $67.3 million increase in net operating revenue less hospital service costs and $46.5 million increase in depreciation, amortization, interest, and pension expenses.

The Company's combined federal and state effective tax rate was 40.5% for the three months ended November 30, 1994 and 40.6% for the 1993 period.

The Company continues to generate significant levels of cash flows from operating activities, $42.6 million for the three months ended November 30, 1994 and $18.5 million for the 1993 period. Although net income increased by $11.1 million, increases in depreciation and amortization resulted in cash flows from operations increasing by $24.1 million.



Liquidity and Capital Resources

Healthtrust ended the first quarter of fiscal 1995 in its strongest financial position: cash totaled $94.8 million; total assets reached $4.01 billion; stockholders' equity climbed to $1.08 billion; and debt as a percentage of total capital was at 61.8%.

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

During April 1994, the Company entered into a credit agreement with the Bank of Nova Scotia, acting as administrative agent for the lenders (the "1994 Credit Agreement"). The 1994 Credit Agreement provides for an aggregate of up to $1.2 billion in credit available to the Company. Loans under the 1994 Credit Agreement bear interest at fluctuating rates, as selected by the Company at specified times, equal to either (i) an alternate base rate (the higher of the Bank of Nova Scotia's base rate for dollar loans or the Federal Funds rate plus 50 basis points)plus 50 basis points or (ii) LIBO plus 150 basis points.

At November 30, 1994, the Company had outstanding $394 million of term loans, $277 million of delayed term loans and $80 million of revolving loans under the 1994 Credit Agreement. At November 30, 1994, the Company had approximately $428 million of credit available under the 1994 Credit Agreement.

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

The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and Champus programs), private insurance carriers, employers, managed care programs and patients. During the three months ended November 30, 1994, approximately 45% of the Company's net operating revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenue and receivables from government agencies are significant to the Company's operations, but the Company does not believe that there are any significant credit risks associated with these government agencies. The Company does not believe that there are any other significant concentrations of revenue from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

The Company is primarily self-insured for professional and general liability risks. The unfunded reserve for professional and general liability risks was $246.2 million at November 30, 1994. Payments of professional and general liability claims aggregated $13.4 million for the three months ended November 30, 1994. The Company does not believe that the payment of these self-insured risks will have any significant impact on the Company's liquidity or working capital.


PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:
          (11) Statement re:  Computation of Earnings Per
               Share
          (27) Financial Data Schedule (included only in filings under the EDGAR system)

     (b) The Company filed a report on Form 8-K dated October 4, 1994, announcing the signing of a definitive agreement between the Company and Columbia/HCA Healthcare Corp. to merge in a tax- free, stock-for-stock transaction.
          A copy of the press release issued by the Company was included in the report.




     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Healthtrust, Inc. - The Hospital Company
(Registrant)


January 17, 1995    /S/ R. Clayton McWhorter
    Date                R. Clayton McWhorter
                         Chairman of the Board,
                         Chief Executive Officer and
                         President


January 17, 1995    /S/ Kenneth C. Donahey
    Date                Kenneth C. Donahey
                         Senior Vice President and
                         Controller
                         Chief Accounting Officer