Form 10-Q
period 1995-02-28
HEALTHTRUST INC THE HOSPITAL CO
filed 1995-04-14
CIK 826490

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended February 28, 1995


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

     Common  Stock, $.001 Par Value - 91,316,494 shares as of
     April 5, 1995.



                               INDEX

                HEALTHTRUST, INC. - THE HOSPITAL COMPANY



PART I.   FINANCIAL INFORMATION                                        Page

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets--
          February 28, 1995 and August 31, 1994                         3

          Condensed consolidated statements of
          operations--three months and six months
          ended February 28, 1995 and 1994

          Condensed consolidated statements of
          cash flows--six months ended February 28,
          1995 and 1994                                                 5

          Notes to condensed consolidated
          financial statements                                        6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                 8-13


PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security
          Holders                                                      14

Item 6.   Exhibits and Reports on Form 8-K                             14



SIGNATURES                                                             15




PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

HEALTHTRUST, INC. - THE HOSPITAL COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

                                                 February 28,      August 31,
                                                    1995              1994
CURRENT ASSETS
   Cash and cash equivalents                  $     52,272       $   92,327
   Accounts receivable, less allowances
     for doubtful accounts of
     $180,188 and  $175,838                        610,685          549,554
   Supplies                                         90,190           86,576
   Other current assets                             99,723          113,752
   TOTAL CURRENT ASSETS                            852,870          842,209


PROPERTY, PLANT AND EQUIPMENT                    3,109,859        2,990,559
   Less accumulated depreciation                   828,254          736,863
                                                 2,281,605        2,253,696


EXCESS OF PURCHASE PRICE
  OVER NET ASSETS ACQUIRED                         748,028          736,189
OTHER ASSETS                                       136,994          135,188

TOTAL ASSETS                                  $  4,019,497      $ 3,967,282



CURRENT LIABILITIES
   Accounts payable                           $    139,124       $  153,821
   Other current liabilities                       417,323          405,244
TOTAL CURRENT LIABILITIES                          556,447          559,065

LONG TERM DEBT                                   1,691,221        1,740,872
DEFERRED INCOME TAXES                               72,245           91,230
DEFERRED PROFESSIONAL LIABILITY RISKS              216,539          215,503
OTHER LIABILITIES                                  336,554          335,008


STOCKHOLDERS' EQUITY
   Common Stock, $.001 par value;
     400,000,000 shares authorized,
      91,280,516 and 90,733,447
      shares issued and outstanding                     91               91
   Paid-in capital                               1,036,396        1,021,929
   Deferred compensation                            (4,864)
   Retained earnings                               114,868            3,584
STOCKHOLDERS' EQUITY                             1,146,491        1,025,604

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                        $  4,019,497      $ 3,967,282

See accompanying notes.





HEALTHTRUST, INC. - THE HOSPITAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except per share data)



                                  Three Months Ended       Six Months Ended
                                      February 28             February 28
                                   1995         1994        1995        1994
Net operating revenue           $1,015,022   $  652,521  $1,984,946  $1,274,616
Costs and expenses:
  Hospital service costs:
   Salaries and benefits           388,331      236,473     763,079     469,026
   Supplies                        131,629       90,960     260,737     178,950
   Fees                            107,680       68,361     211,668     133,077
   Other expenses                  106,036       66,014     208,416     131,754
   Bad debt expense                 64,002       45,150     128,574      88,740
                                   797,678      506,958   1,572,474   1,001,547

  Depreciation and amortization     57,229       35,058     113,309      69,678
  Interest                          40,146       20,715      80,604      42,270
  Pension expense                   16,301       10,614      32,658      20,542
  Other income (net)                (5,295)      (3,229)     (8,989)     (8,679)
                                   906,059      570,116   1,790,056   1,125,358

INCOME BEFORE MINORITY
INTERESTS AND INCOME TAXES         108,963       82,405     194,890     149,258

Minority interests                   2,322        2,647       4,335       4,089

INCOME BEFORE INCOME TAXES         106,641       79,758     190,555     145,169

Income tax provision                45,286       32,382      79,271      58,941

NET INCOME                      $   61,355   $   47,376  $  111,284  $   86,228

Net income per share            $     0.66   $     0.56  $     1.20  $     1.02

Shares used in
computation of net
income per common share         92,907,341   84,878,164  92,770,454  84,639,121


See accompanying notes.




HEALTHTRUST, INC. - THE HOSPITAL COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

                                           Six Months Ended February 28,
                                               1995             1994
OPERATING ACTIVITIES
  Net income                               $  111,284        $   86,228
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
     Depreciation                             100,377            65,372
     Amortization                              12,932             4,306
     Non-cash insurance expense                                   8,765
     Pension expense                           32,658            20,542
     Increase in accounts and
       agency receivables                     (80,027)          (39,989)
     Decrease in accounts payable
       and accrued liabilities                (24,952)          (62,476)
     Other                                     (4,867)           (5,456)

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                        147,405            77,292

INVESTING ACTIVITIES
  Purchases of property, plant
    and equipment                            (115,137)          (83,709)
  Purchase of hospital facilities             (14,408)
  Proceeds from sales of property,
    plant and equipment                         3,518            97,948
  Other                                       (11,929)           (3,407)

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                       (137,956)           10,832

FINANCING ACTIVITIES
  Principal payments on long-term debt       (106,000)          (81,700)
  Proceeds from long-term borrowings           55,000                 -
  Other                                         1,496             1,980

NET CASH USED IN FINANCING ACTIVITIES         (49,504)          (79,720)

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            (40,055)            8,404

  Cash and cash equivalents at
    beginning of period                        92,327           151,346

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $    52,272        $  159,750

Cash paid during the year for:
  Interest                                $    82,087        $   44,551
  Income taxes                                 60,691            92,272

See accompanying notes.




                 HEALTHTRUST, INC. - THE HOSPITAL COMPANY

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months and six months ended February 28, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended August 31, 1994 (included in the Company's Annual Report on Form 10-K).

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

Proposed Merger With Columbia/HCA Healthcare Corporation

     On October 4, 1994, the Company and Columbia/HCA Healthcare Corporation jointly announced the signing of a definitive merger agreement under which the Company's shareholders will receive 0.88 share of Columbia common stock in exchange for each share of Healthtrust common stock they hold. The proposed transaction is expected to be accounted for as a pooling of interests.

     On February 28, 1995, the shareholders of both the Company and Columbia/HCA approved the merger transaction . The transaction remains conditioned upon the finalization of a consent agreement with the Federal Trade Commission and completion of final documentation. The transaction is expected to be consummated in April 1995.


Reclassifications

     Fiscal 1994 deferred compensation expense amounts have been reclassified to conform with the fiscal 1995 presentation (included with salaries and benefits).








       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


SELECTED OPERATING STATISTICS
(DOLLARS IN MILLIONS)


Same Hospitals Operating Data (1):


                     Three Months Ended                  Six Months Ended
                         February 28,                       February 28,
                                    %Increase                          %Increase
                    1995      1994   Decrease         1995      1994    Decrease

Number of
  Hospitals             77        77                      77         77
Gross Revenue:
  Inpatient         $717.5    $691.9       3.7%     $1,385.4   $1,318.3     5.1%
  Outpatient        $365.4    $310.9      17.5%       $725.8     $623.9    16.3%
Net Operating
Revenue             $644.8    $617.1       4.5%     $1,268.4   $1,205.0     5.3%

Hospital Service
  Costs             $490.2    $470.6       4.2%       $969.2     $931.4     4.1%
Admissions          75,379    73,240       2.9%      146,143    140,417     4.1%
Adj. Admissions    113,722   106,123       7.2%      222,703    206,872     7.7%
Patient Days       366,995   384,056      -4.4%      712,475    729,162    -2.3%
Adj. Patient Days  553,814   556,673      -0.5%    1,085,722  1,074,249     1.1%
Average Length
  of Stay (days)      4.87      5.24                    4.88       5.19
Occupancy Rate         42%       44%                     40%        41%
Operating Margin     24.0%     23.7%                   23.6%      22.7%



(1) The results of operations applicable to hospital acquisitions and dispositions have been excluded.



General

     The Company continues to experience gross and net operating revenue increases and the Company's results of operations continue to be affected by the trend toward certain services being performed more frequently on an outpatient basis. The Company has been able to achieve increases in net operating revenue due to the higher utilization of outpatient and non-acute specialty services, general price increases and an increased severity of illness for the patients admitted. Although the Company's net operating revenue has grown in each period, the impact of price increases and increases in patient acuity have been partially offset by the increasing proportion of revenue derived from fixed payment sources, including Medicare and Medicaid (approximately 45% and 44%, for the six months ended February 28, 1995 and 1994, respectively, of the Company's net operating revenue was related to Medicare and Medicaid patients).

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

     The Company acquired EPIC Holdings, Inc. (EPIC), which owned 34 hospitals and various related healthcare entities, and three other hospital facilities during the third and fourth quarters of fiscal 1994, therefore the results of operations of these acquired facilities are included in consolidated operations for the quarter and six months ended February 28, 1995, but are not included for the quarter and six months ended February 28, 1994.

Three Months Ended February 28, 1995 and 1994

     Net operating revenue for the Company's hospitals for the quarter ended February 28, 1995, increased 55.6% (12.5% excluding EPIC) to $1.02 billion, while same hospitals net operating revenue increased 4.5%. Gross revenue during the quarter ended February 28, 1995, increased 57.7% (15.2% excluding EPIC) due to a 76.9% increase (26.4% excluding EPIC) in gross outpatient revenue and a 47.3% increase (10.3% excluding EPIC) in gross inpatient revenue. On a same hospitals basis, gross revenue increased 7.9% compared to the prior year, due to a 17.5% increase in gross outpatient revenue and a 3.7% increase in gross inpatient revenue. In each case, gross revenue grew faster than net operating revenue, primarily because the patient mix continues to become more heavily weighted to Medicare, Medicaid and specialty unit patients (for which reimbursement rate increases have been less than implemented price increases) and increased utilization by managed care programs.

     Costs of hospital services (salaries and benefits, fees, supplies, bad debt expense and other expenses) for the quarter ended February 28, 1995 increased 57.5%. The 55.6% increase in net operating revenue and 57.5% increase in the costs of hospital services resulted in the operating margin declining from 22.3% for the quarter ended February 28, 1994 to 21.4% for the quarter ended February 28, 1995. Salaries and benefits, the largest component of hospital services, increased from 36.2% to 38.3% of net operating revenue due to higher than average expense at the facilities acquired during the third and fourth quarters of fiscal 1994. Supplies expense declined from 13.9% to 13.0% of net operating revenue, primarily resulting from the Company's continuing efforts to standardize supplies and negotiate contracts with vendors on a consolidated basis. Bad debt expense declined from 6.9% to 6.3% of net operating revenue.

     Interest expense increased from $20.7 million to $40.1 million for the quarter ended February 28, 1995, due primarily to the additional debt incurred to finance the acquisition of EPIC and the other fiscal 1994 transactions.

     Income before income taxes increased $26.9 million due primarily to the net effect of the $71.8 million increase in net operating revenue less hospital service costs and the $47.3 million increase in depreciation and amortization, interest and pension expense.

     The Company's combined federal and state effective tax rate was 42.5% for the quarter ended February 28, 1995 compared to 40.6% for the prior year. This increase is primarily due to an increased amount of nonallowable goodwill amortization.

Six Months Ended February 28, 1995 and 1994

     Net operating revenue for the Company's hospitals for the six months ended February 28, 1995, increased 55.7% (13.2% excluding EPIC) to $1.98 billion, while same hospitals net operating revenue increased 5.3%. Gross revenue during the six months ended February 28, 1995, increased 58.3% (15.5% excluding EPIC) due to a 75.1% increase (24.8% excluding EPIC) in gross outpatient revenue and a 48.5% increase (11.1% excluding EPIC) in gross inpatient revenue. On a same hospitals basis, gross revenue increased 8.7% compared to the prior year, due to a 16.3% increase in gross outpatient revenue and a 5.1% increase in gross inpatient revenue.

     Costs of hospital services (salaries and benefits, fees, supplies, bad debt expense and other expenses) for the six months ended February 28, 1995 increased 57.0%. The 55.7% increase in net operating revenue and 57.0% increase in the costs of hospital services resulted in the operating margin decreasing from 21.4% for the six months ended February 28, 1994 to 20.8% for the six months ended February 28, 1995. Salaries and benefits, the largest component of hospital services, increased from 36.8% to 38.4% of net operating revenue due to higher than average expense at the facilities acquired during the third and fourth quarters of fiscal 1994. Supplies expense was reduced from 14.0% to 13.1% of net operating revenue for the six months ended February 28, 1995, reflecting the benefits of the Company's efforts to standardize supplies and consolidate vendors. Bad debt expense has declined from 7.0% to 6.5% of net operating revenue.

     Interest expense increased from $42.3 million to $80.6 million for the six months ended February, 1995, due primarily to the additional debt incurred to finance the fiscal 1994 acquisitions.

     Income before income taxes increased $45.4 million due primarily to the net effect of the $139.4 million increase in net operating revenue less hospital service costs and the $94.1 million increase in depreciation and amortization, interest and pension expense.

     The increase in the federal and state combined effective income tax rate from 40.6% to 41.6% was due primarily to the increased amount of nondeductible goodwill amortization.

     The Company generated $147.4 million of cash flows from operations during the six months ended February 28, 1995. This represented a $70.1 million increase in cash flows provided by operations compared to the prior year. The increase in cash flows was primarily due to the $25.1 million increase in net income and the $43.6 million increase in depreciation and amortization expense.

Liquidity and Capital Resources

     The Company began fiscal 1995 with a strong balance sheet. During the six months ended February 28, 1995, stockholders equity increased by $120.9 million to $1.15 billion and debt as a percentage of capital was reduced from 63% to 60%. These improvements were achieved primarily through strong earnings and cash flows provided by operations.

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

     At March 31, 1995 the Company had outstanding $394 million of term loans, $277 million of delayed term loans and $25 million of revolving loans under the 1994 Credit Agreement. The Company had approximately $460 million of credit available under the 1994 Credit Agreement at March 31, 1995.

     The Company receives payment for services rendered from federal and state agencies (under the Medicare, Medicaid and Champus programs), private insurance carriers, employers, managed care programs and patients. During the six months ended February 28, 1995, approximately 45% of the Company's net operating revenue related to patients participating in the Medicare and Medicaid programs. The Company recognizes that revenue and receivables from government agencies are significant to the Company's operations, but the Company does not believe that there are any significant credit risks associated with these government agencies. The Company does not believe that there are any other significant concentrations of revenue from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

     The Company is primarily self-insured for professional and general liability risks. The unfunded reserve for professional and general liability risks was $307.6 million at February 28, 1995. Payments of professional and general liability claims aggregated $29.3 million for the six months ended February 28, 1995. The Company does not believe that the payment of these self-insured risks will have any significant impact on the Company's liquidity or working capital.

     During fiscal 1994, the Company spent $221 million for capital expenditures (excluding EPIC and other facility acquisitions), primarily to renovate and add new equipment and technology to existing facilities. The Company intends to continue to invest in its existing facilities and in new facilities within its existing health care business, and capital expenditures (excluding hospital acquisitions) for fiscal 1995 are expected to be approximately $300 million (capital expenditures for the six months ended February 28, 1995 were $115.1 million). The Company may seek to sell certain of its hospitals from time to time. Management does not consider the sale of any assets to be necessary to repay the Company's indebtedness or to provide working capital. The Company's cash, cash expected to be generated from operations and available sources of capital are believed by management to be adequate to finance its planned future growth.






PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A Special Meeting of Stockholders was held on February 28, 1995 for the purpose of considering and voting on a proposal to approve and adopt a merger agreement pursuant to which a wholly-owned subsidiary of Columbia/HCA Healthcare Corporation will be merged with and into Healthtrust. The merger proposal was approved by the affirmative vote of the holders of a majority of the outstanding shares of Healthtrust common stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are included herein:
          (11) Statement re:  Computation of Earnings Per Share
          (27) Financial Data Schedule (included only in filings under the EDGAR system)
     (b) The Company did not file any reports on Form 8-K during the three months ended February 28, 1995.





                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Healthtrust, Inc. - The Hospital Company
                              (Registrant)


April  14, 1995     /S/ R. Clayton McWhorter
    Date                R. Clayton McWhorter
                        Chairman of the Board,
                        Chief Executive Officer and President


April  14,  1995    /S/ Kenneth C. Donahey
    Date                Kenneth C. Donahey
                        Senior Vice President and Controller
                        Chief Accounting Officer